Form 10-Q
period 1996-06-30
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 1996-08-14
CIK 943322, 943323

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


       |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1996

                                       OR

       | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                                   ----------

                        Commission file number: 33-90786

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                      13-3818407
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)         Identification No.)

         Mississippi Avenue and The Boardwalk
               Atlantic City, New Jersey              08401
       (Address of principal executive offices)    (Zip Code)

                                 (609) 441-6060
              (Registrant's telephone number, including area code)

                        Commission file number: 33-90786

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                          13-3818405

            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)           Identification No.)

         Mississippi Avenue and The Boardwalk
               Atlantic City, New Jersey                    08401
       (Address of principal executive offices)          (Zip Code)



                                 (609) 441-6060
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

                                   ----------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.    Yes |X|      No

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of August 14, 1996 was 100.

     Trump Hotels & Casino Resorts Funding, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                                   ----------

                               INDEX TO FORM 10-Q

                                                                        Page No.
PART I - FINANCIAL INFORMATION

 ITEM 1 - Financial Statements

     Condensed Consolidated Balance Sheets of Trump Hotels & Casino
       Resorts Holdings, L.P. as of June 30, 1996 (unaudited) and
       December 31, 1995 ..................................................    1


     Condensed Consolidated Statement of Operations of Trump Hotels &
       Casino Resorts Holding, L.P. for the Three Months and Six
       Months Ended June 30, 1996 and Period from Inception (June 12,
       1995) through June 30, 1995 (unaudited)  ...........................    2


     Condensed Consolidated Statement of Capital (Deficit) of Trump
       Hotels & Casino Resorts Holdings, L.P. for the Six Months Ended
       June 30, 1996 (unaudited) ..........................................    3


     Condensed Consolidated Statements of Cash Flows of Trump Hotels &
       Casino Resorts Holdings, L.P. for the Six Months Ended June 30,
       1996 and Period from Inception (June 12, 1995) through June 30,
       1995 (unaudited) ..................................................     4


     Notes to Condensed Consolidated Financial Statements of Trump
       Hotels & Casino Resorts Holdings, L.P. and Trump Hotels &
       Casino Resorts Funding, Inc. (unaudited) ..........................  5-12


 ITEM 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations ........................................ 13-19

PART II - OTHER INFORMATION

 ITEM 1 - Legal Proceedings ..............................................    20
 ITEM 2 - Changes in Securities ..........................................    21
 ITEM 3 - Defaults Upon Senior Securities ................................    21
 ITEM 4 - Submission of Matters to a Vote of Security Holders ............    21
 ITEM 5 - Other Information ..............................................    21
 ITEM 6 - Exhibits and Reports on Form 8-K ...............................    22

SIGNATURES

 Signature - Trump Hotels & Casino Resorts Holdings, L.P. ................    23
 Signature - Trump Hotels & Casino Resorts Funding, Inc. .................    24

                    PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

             TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                ASSETS
                                                     June 30,       December 31,
                                                       1996              1995
                                                   ------------     ------------
                                                   (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents ..................       $  181,746      $   19,199
  Restricted cash ............................             --            12,013
  Receivables, net ...........................           55,091          14,460
  Inventories ................................           10,341           2,609
  Other current assets .......................           18,688           5,108
  Advances to affiliates, net ................              616            --
                                                     ----------      ----------
    Total current assets .....................          266,482          53,389
INVESTMENT IN TRUMP'S CASTLE .................           41,943            --
INVESTMENT IN BUFFINGTON HARBOR ..............           40,771          21,823
PROPERTY AND EQUIPMENT, NET ..................        1,463,264         408,231
LAND RIGHTS ..................................           29,135          29,320
RESTRICTED CASH ..............................           25,000          40,030
NOTE RECEIVABLE ..............................             --             3,000
DEFERRED LOAN COSTS, NET .....................           52,319          20,026
OTHER ASSETS .................................           25,043           8,654
                                                     ----------      ----------
    Total Assets .............................       $1,943,957      $  584,473
                                                     ==========      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .......       $    9,914      $    2,901
  Accounts payable and accrued expenses ......           89,021          29,625
  Accrued interest payable ...................           28,751           2,498
  Due to affiliates, net .....................             --                68
                                                     ----------      ----------
    Total Current Liabilities ................          127,686          35,092
LONG-TERM DEBT, net of discount
  and current maturities .....................        1,391,531         494,471
DEFERRED INCOME TAXES PAYABLE ................            4,167           4,181
OTHER LONG TERM LIABILITIES ..................            5,640            --
                                                     ----------      ----------
    Total Liabilities ........................        1,529,024         533,744
                                                     ----------      ----------
CAPITAL:
  Partners' Capital ..........................          484,377          51,305
  Accumulated Deficit ........................          (69,444)           (576)
                                                     ----------      ----------
    Total Capital ............................          414,933          50,729
    Total Liabilities and Capital ............       $1,943,957      $  584,473
                                                     ==========      ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996
         AND PERIOD FROM INCEPTION (JUNE 12, 1995) THROUGH JUNE 30, 1995
                                   (unaudited)
                        (in thousands, except share data)


                                                                            Period from
                                                                             Inception
                                              Three Months     Six Months  June 12, 1995)
                                                  Ended          Ended        Through
                                              June 30, 1996  June 30, 1996 June 30, 1995
                                              -------------  ------------- -------------
REVENUES:
  Gaming .....................................   $ 214,091     $ 288,361    $  16,446
  Rooms ......................................      18,356        24,154        1,130
  Food and Beverage ..........................      27,140        38,523        2,352
  Other ......................................       6,253         8,353          455
                                                 ---------     ---------    ---------
   Gross Revenues ............................     265,840       359,391       20,383
Less -- Promotional allowances ...............      27,702        38,385        1,977
                                                 ---------     ---------    ---------
   Net Revenues ..............................     238,138       321,006       18,406
                                                 ---------     ---------    ---------

COSTS AND EXPENSES:
  Gaming .....................................     125,485       169,611        7,385
  Rooms ......................................       4,118         4,895          352
  Food and Beverage ..........................      12,030        16,124        1,877
  General and Administrative .................      45,869        65,419        3,969
  Depreciation and Amortization ..............      17,095        21,622          879
  Pre-Opening ................................       7,856         9,966           36
  Other ......................................       1,061         1,861          224
                                                 ---------     ---------    ---------
                                                   213,514       289,498       14,722
                                                 ---------     ---------    ---------
   Income from operations ....................      24,624        31,508        3,684
                                                 ---------     ---------    ---------

NON-OPERATING INCOME AND (EXPENSES):
  Interest income ............................       2,951         3,721          396
  Interest expense ...........................     (38,121)      (54,147)      (3,327)
  Other non-operating income (expense) .......      10,557         9,182         (193)
                                                 ---------     ---------    ---------
                                                   (24,613)      (41,244)      (3,124)
                                                 ---------     ---------    ---------
Income (loss) before provision (benefit)
 for state income taxes and extraordinary loss          11        (9,736)         560
Provision for state income tax ...............        --            --            160
                                                 ---------     ---------    ---------
Income (loss) before extraordinary items .....          11        (9,736)         400

Extraordinary Loss ...........................     (59,132)      (59,132)        --
                                                 ---------     ---------    ---------
NET INCOME (LOSS) ............................   $ (59,121)    $ (68,868)   $     400
                                                 =========     =========    =========

   The accompanying notes are an integral part of this condensed consolidated financial statement.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (unaudited)
                        (in thousands, except share data)


                                  Partners'    Accumulated
                                   Capital       Deficit       Total
                                 -----------  -------------  ----------

Balance, December 31, 1995 ....   $  51,305    $    (576)   $  50,729
Cancellation of Trump Note ....      (3,167)        --         (3,167)
Contributed Capital--Taj Merger     436,381         --        436,381
Distributions to THCR .........        (142)        --           (142)
Net Loss ......................        --        (68,868)     (68,868)
                                   --------     ---------     -------
Balance, June 30, 1996 ........   $ 484,377    $ (69,444)   $ 414,933
                                  =========    =========    =========


   The accompanying notes are an integral part of this condensed consolidated financial statement.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND PERIOD FROM INCEPTION (JUNE 12, 1995)
                              THROUGH JUNE 30, 1995
                                   (unaudited)
                        (in thousands, except share data)

                                                                                       1996            1995
                                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ..............................................................   $   (68,868)   $       400
Adjustments to reconcile net income to net cash flows from operating activities:
  Extraordinary loss ...........................................................        59,132           --
  Depreciation and amortization ................................................        21,622            879
  Accretion of discounts on mortgage notes .....................................           132             21
  Amortization of deferred loan costs ..........................................         2,582           --
  Deferred income taxes ........................................................           (14)          --
  Provision for losses on receivables ..........................................         1,547             58
  Valuation allowance of CRDA investments ......................................           894             22
                                                                                   -----------    -----------
                                                                                        17,027          1,380
  Change in assets and liabilities, net of effects from purchase of Taj Mahal:
  Increase in receivables ......................................................       (22,576)          (199)
  (Increase) decrease in inventories ...........................................          (901)            13
  Increase in other current assets .............................................       (11,412)          (165)
  Increase in advances from affiliates .........................................        (1,413)          (425)
  Increase in other assets .....................................................          (430)          (840)
  Increase in accounts payable & accrued expenses ..............................        14,320            427
  (Decrease) increase in accrued interest payable ..............................       (19,723)         2,765
  Decrease in other long-term liabilities ......................................          (450)          --
                                                                                   -----------    -----------
    Net cash flows (used) provided by operating activities .....................       (25,558)         2,956
                                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ......................................      (196,043)       (82,948)
  Restricted cash for short-term operating needs ...............................       (12,987)       (24,517)
  Cash restricted for future construction ......................................        40,030        (79,345)
  Investment in Buffington Harbor ..............................................       (18,948)          --
  Investment in Trump's Castle .................................................       (41,943)          --
  Purchase of Taj Holding, net of cash acquired ................................        46,714           --
  CRDA Investments .............................................................        (1,862)          --
                                                                                   -----------    -----------
    Net cash flows used in investing activities ................................      (185,039)      (186,810)
                                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributed Capital ..........................................................       385,920        126,848
  Cash Investment in Plaza Associates, net .....................................          --          (70,452)
                                                                                   -----------    -----------
  Issuance of long-term debt-other .............................................        26,012        144,892
  Retirement of long-term debt .................................................    (1,156,836)          --
  Issuance of note receivable ..................................................          --           (3,000)
  Issuance of Trump AC Mortgage Notes ..........................................     1,200,000           --
  Retirement of NatWest loan ...................................................       (36,500)          --
  Payment of long-term debt-other ..............................................        (4,410)          --
  Cost of issuing debt .........................................................       (41,042)          --
                                                                                   -----------    -----------
    Net cash flows provided by financing activities ............................       373,144        198,288
                                                                                   -----------    -----------
    Net increase in cash and cash equivalents ..................................       162,547         14,434
                                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................   $    19,199    $         0
                                                                                   ===========    ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $   181,746    $    14,434
                                                                                   ===========    ===========
CASH INTEREST PAID .............................................................   $    26,487    $    22,495
                                                                                   ===========    ===========
Supplemental Disclosure of Non-Cash Activities:
 THCR Holdings purchased all of the capital stock of Taj Holding for $31,181 in cash and 323,423 shares of its common stock value at $9,319. In addition, the contribution by Trump of his 50% interest in Taj Associates amounting to
  $40,500, net of the $10,000 payment to Bankers Trust, was recorded as minority interest. In conjunction with the acquisition, the accumulated deficit amounting to $108,574 was recorded as an increase to Property, Plant &
  Equipment
    Fair value of net assets acquired ..........................................     1,005,816
    Cash paid for the capital stock and payment to Bankers Trust ...............       (41,181)
    Minority interest of Trump .................................................       (30,500)
                                                                                   -----------
      Liabilities assumed ......................................................       934,135
                                                                                   ===========

 In connection with the purchase of the Specified Parcels THCR Holdings issued
  500,000 shares of its common stock valued at $10,500.
 A note receivable from Trump in the amount $3,167 was forgiven.

   The accompanying notes are an integral part of this condensed consolidated financial statement.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (unaudited)

(1) Organization and Operations

     The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), an entity which is currently owned approximately 75% by THCR, and its subsidiaries: Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation ("THCR Funding"), Trump Atlantic City Associates, a New Jersey general partnership, formerly known as Trump Plaza Holding Associates ("Trump AC"), and Trump Indiana, Inc., a Delaware corporation ("Trump Indiana"). Trump AC, through its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), and Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") and Trump Taj Mahal Casino Resort (the "Taj Mahal"), respectively, located on The Boardwalk in Atlantic City, New Jersey. THCR, THCR Holdings and THCR Funding commenced operations on June 12, 1995. Trump Indiana, which commenced operations on June 8, 1996, owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan Indiana. THCR Holdings and THCR Funding have no operations other than to raise funds through the issuance and sale of debt securities. The ability of THCR Holdings and THCR Funding to service their debt is dependent on the successful operations of Trump AC and Trump Indiana. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Donald J. Trump ("Trump") engages in new gaming activities in emerging or established gaming jurisdictions.

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

     The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for a full year.

(2) Public Offerings and Merger

     On June 12, 1995, THCR completed a public offering of 10,000,000 shares of its common stock, par value $.01 per share (the "Common Stock"), at $14.00 per share (the "1995 Stock Offering") for gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings and THCR Funding issued 15 1/2% Senior Secured Notes due 2005 (the "THCR Senior Notes") for gross proceeds of $155,000,000 (the "1995 Note Offering" and, together with the 1995 Stock Offering, the "1995 Offerings"). THCR contributed $126,848,000 of the 1995 Stock Offering to THCR Holdings in exchange for an approximately 60% general partnership interest in THCR Holdings.

     Prior to the 1995 Offerings, Trump was the sole stockholder of THCR and the sole beneficial owner of THCR Holdings. Concurrent with the 1995 Offerings, Trump contributed to THCR Holdings 100% of his interests in Plaza Associates. Trump also contributed all of his existing interests and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in the Taj Mahal (see below) and Trump's Castle Casino Resort ("Trump's Castle"), to THCR Holdings. In exchange for Trump's contributions to THCR Holdings, Trump received an approximately 40% limited partnership interest in THCR Holdings.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  JUNE 30, 1996
                                   (unaudited)

     On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Taj Merger Agreement"), among THCR, Taj Mahal Holding Corp., a Delaware corporation now known as THCR Holding Corp. ("Taj Holding"), and THCR Merger Corp., a wholly owned subsidiary of THCR ("Taj Merger Sub"), Taj Merger Sub was merged with and into Taj Holding (the "Taj Merger"), and each outstanding share of Class A Common Stock of Taj Holding, par value $.01 per share (the "Taj Holding Class A Common Stock"), which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. In addition, the outstanding shares of Taj Holding's Class C Common Stock, par value $.01 per share, all of which were held by Trump, were canceled in connection with the Taj Merger. The following transactions occurred in connection with the Taj Merger (collectively referred to as the "Taj Merger Transaction"):

          (a) the payment of an aggregate of $31,181,000 in cash and the issuance of 323,423 shares of Common Stock to the holders of Taj Holding Class A Common Stock pursuant to the Taj Merger Agreement;

          (b) the contribution by Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates, and the contribution by THCR to Trump AC of all of its indirect ownership interests in Taj Associates acquired in the Taj Merger;

          (c) the public offerings by (i) THCR of 12,500,000 shares of Common Stock (plus 750,000 shares of Common Stock issued in connection with the partial exercise of the underwriters' over-allotment opinion) (the "1996 Stock Offering") for net proceeds of $386,062,000 and (ii) Trump AC and Trump Atlantic City Funding, Inc. ("Trump AC Funding"), Trump AC's wholly owned finance subsidiary, of $1,200,000,000 aggregate principal amount of 11-1/4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes") (the "1996 Note Offering" and, together with the 1996 Stock Offering, the "1996 Offerings");

          (d) the redemption of the outstanding shares of Taj Holding's Class B Common Stock, par value $.01 per share, immediately prior to the Taj Merger for $.50 per share in accordance with its terms;

          (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

          (f) the retirement of the outstanding 10 7/8% Mortgage Notes due 2001 (the "Plaza Notes") of Trump Plaza Funding, Inc. ("Plaza Funding");

          (g) the satisfaction of the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA ("Nat West");

          (h) the purchase of certain real property used in the operation of the Taj Mahal that was leased from a corporation wholly owned by Trump (the "Specified Parcels");

          (i) the purchase of certain real property used in the operation of Trump Plaza that was leased from an unaffiliated third party;

          (j) the payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

          (k) the issuance to Trump of warrants (the "Trump Warrants") to purchase an aggregate of 1.8 million shares of Common Stock, (i) 600,000 shares of which may be purchased on or prior to April 17, 1999, at $30 per share, (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000, at $35 per share, and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001, at $40 per share.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  JUNE 30, 1996
                                   (unaudited)

     As a result of the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of his direct and indirect ownership interests in Taj Associates and the contribution by THCR to Trump AC (on behalf, and at the direction, of THCR Holdings) of its indirect ownership interests in Taj Associates acquired in the Taj Merger, together with THCR's contribution to THCR Holdings of the proceeds from the 1996 Stock Offering, Trump's aggregate beneficial equity interest in THCR Holdings decreased from approximately 40% to approximately 25%, and THCR's aggregate beneficial equity interest in THCR Holdings increased from approximately 60% to approximately 75%. Trump's limited partnership interest in THCR Holdings represents his economic interest in the assets and operations of THCR Holdings. Accordingly, as of June 30, 1996, such limited partnership interest is convertible at Trump's option into 8,081,023 shares of Common Stock (subject to certain adjustments), representing approximately 25.1% of the outstanding shares of Common Stock.

     In addition, in connection with the 1995 Offerings and the Taj Merger Transaction, Trump received shares of Class B Common Stock, par value $.01 per share, of THCR (the "Class B Common Stock"). Generally, the Class B Common Stock votes together with the Common Stock as a single class on all matters submitted to stockholders of THCR for a vote or in respect of which consents are solicited. The Class B Common Stock has voting power equivalent to the voting power of the Common Stock into which a THCR Holdings limited partnership interest is convertible. Upon conversion of all or any portion of a THCR Holdings limited partnership interest into shares of Common Stock, the corresponding voting power of the Class B Common Stock will be proportionately diminished. The Class B Common Stock provides a THCR Holdings limited partner with a voting interest in THCR which is proportionate to such holder's equity interest in THCR Holdings' assets represented by such limited partnership interest. Except for the right to receive par value upon liquidation, the Class B Common Stock has no right to receive any dividend or other distribution in respect of the equity of THCR. In addition, Trump has agreed to waive certain state law rights to vote the Class B Common Stock as a separate class in the event of a merger or sale of substantial assets.

     The Taj Merger Transaction has been accounted for as a "purchase" for accounting and reporting purposes. Accordingly, the excess of the purchase price over the fair value of the net assets acquired ($200,782,000), which was allocated to land ($7,979,000) and building ($192,803,000) based on an appraisal on a pro rata basis, consists of the following:

          a) $40,500,000, representing the payment of $30.00 for each of the 1,350,000 outstanding shares of Taj Holding Class A Common Stock. Holders of 298,739 shares of Taj Holding Class A Common Stock elected to receive 323,423 shares of Common Stock and holders of 1,051,261 shares of Taj Holding Class A Common Stock elected to receive $31,181,000 in cash;

          b) $40,500,000, representing the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of his direct and indirect ownership interest in 50% of Taj Associates;

          c) $9,900 of fees and expenses associated with the Taj Merger Transaction;

          d) $108,574,000 representing the negative book value of Taj Associates at the date of the Taj Merger Transaction; and

          e) $1,308,000 of closing costs associated with the purchase of the Specified Parcels.

     In connection with the Taj Merger Transaction, THCR purchased the Specified Parcels from Trump Taj Mahal Realty Corp., a corporation owned by Trump, and Taj Associates was released from its guarantee to First Union National Bank ("First Fidelity") (the "Guarantee"). The aggregate cost of acquiring the Specified Parcels was $50,600,000 in cash and 500,000 shares of Common Stock valued at $10,500,000 (an average value of $21.00 per share based on the price of the Common Stock several days before and after the date of the amended Taj Merger Agreement). The obligation of Taj Associates which had been accrued with respect to the Guarantee ($17,923,000) was eliminated. In addition, THCR exercised the option to purchase a tower adjacent to Trump Plaza's main tower ("Trump Plaza East") for $28,084,000, which amount has been included in land and building.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  JUNE 30, 1996
                                   (unaudited)

     Assuming that the Taj Merger Transaction had occurred on January 1, 1996, unaudited pro forma information is as follows (in thousands):

                                                              Six Months Ended
                                                                June 30, 1996
                                                              ----------------
            Revenues .........................................      $466,972
            Income from operations ...........................        41,280
            Loss before extraordinary loss ...................       (29,446)
            Extraordinary loss ...............................       (59,132)
            Net loss .........................................       (88,578)

     The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transition in fact occurred on January 1, 1996 or to project the results of operations for any future period. As THCR was formed on June 12, 1995, pro forma information for the six months ended June 30, 1995 would not be meaningful.

(3) License Revenue

     On June 30, 1996, Taj Associates entered into a Thermal Energy Service Agreement with Atlantic Jersey Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license for a period of 20 years to use, operate and maintain certain steam and chilled water production facilities at the Taj Mahal (the "Atlantic Thermal Agreement"). In consideration of the license, Atlantic Thermal will pay to Taj Associates $10,000,000 no later than September 1, 1996, which amount has been included in other non-operating income during the three months and six months ended June 30, 1996.

(4) Long Term Debt

   Long-term debt consists of the following:

                                              June 30, 1996    December 31, 1995
                                              -------------    -----------------

Trump AC Mortgage Notes (A) ............      $1,200,000,000      $         --
Plaza Notes net of unamortized
 discount of $3,348,000 (B) ............                --           326,652,000
THCR Senior Notes  (C) .................         155,000,000         155,000,000
Other mortgage notes payable ...........           3,631,000           2,953,000
Other ..................................          42,814,000          12,767,000
                                              --------------      --------------
                                               1,401,445,000         497,372,000
Less -- Current maturities .............           9,914,000           2,901,000
                                              --------------      --------------
                                              $1,391,531,000      $  494,471,000
                                              ==============      ==============

(A) In connection with the Taj Merger Transaction, $1,200,000,000 of Trump AC Mortgage Notes were issued by Trump AC and Trump AC Funding. The proceeds of the offering of Trump AC Mortgage Notes were used to complete the Taj Merger Transaction, as discussed in Note 2. Costs associated with the issuance of the Trump AC Mortgage Notes, totalling approximately $44,200,000, have been deferred and are being amortized over the life of the Trump AC Mortgage Notes.

(B) On June 25, 1993, Plaza Funding issued $330,000,000 principal amount of Plaza Notes net of discount of $4,313,000, and loaned the proceeds to Plaza Associates. The Plaza Notes were subsequently retired with the

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  JUNE 30, 1996
                                   (unaudited)

     proceeds of the offering of Trump AC Mortgage Notes (See Note 2). The retirement of the Plaza Notes and the write-off of related unamortized deferred financing costs of $9,325,000 resulted in an extraordinary loss of $59,132,000.

(C) On June 12, 1995, THCR Holdings and THCR Funding issued $155,000,000 principal amount of THCR Senior Notes. The THCR Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices specified in the Indenture governing the THCR Senior Notes. Interest on these notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 1995, and is secured by substantially all of the assets of THCR Holdings. Costs associated with the issuance of these notes, totaling approximately $10,742,000, have been deferred and are being amortized over the life of the THCR Senior Notes.

(5) Trump World's Fair

     Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) the former Trump Regency Hotel ("Trump World's Fair") (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to Plaza Associates. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates. On June 12, 1995, the option to purchase Trump World's Fair (the "Trump World's Fair Purchase Option") was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by THCR Holdings (see Note 2), and $1,850,000 of option payments made by Plaza Associates. In May 1996, Trump World's Fair was opened and integrated into Trump Plaza.

(6) Investment in Buffington Harbor

     Trump Indiana and The Majestic Star Casino, LLC ("Barden") entered into an agreement relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of their separate riverboat casinos at Buffington Harbor. Each of Trump Indiana and Barden are equally responsible for the development and operating expenses at Buffington Harbor, and THCR is dependent on the ability of Barden to pay for its share of all future expenses.

(7) Note Receivable from Trump

     Prior to consummation of the 1995 Offerings, Trump incurred $3,000,000 relating to expenditures for the development of Trump Indiana and other gaming ventures. Concurrent with the 1995 Offerings, THCR Holdings loaned Trump $3,000,000 and Trump issued to THCR Holdings a five-year promissory note (the "Trump Note") bearing interest at a fixed rate of 10% per annum, payable annually. Under its terms, the Trump Note would be automatically canceled in the event that at any time during the periods defined in the Trump Note, the Common Stock traded at a price per share equal to or greater than the prices set forth in the Trump Note (subject to adjustment in certain circumstances). The Trump Note was canceled on March 27, 1996 in accordance with its terms.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  JUNE 30, 1996
                                   (unaudited)

(8) Note Receivable from Officer

     Included in other assets is a loan amounting to approximately $344,000 due from Nicholas L. Ribis, the Chief Executive Officer of THCR, in accordance with the terms of his employment agreement, which provides for up to an aggregate of $2,000,000 in loans to be used by him to pay his income tax liability in connection with the stock bonus award, which loan, including interest, will be forgiven in the event of a change in control, as defined in such employment agreement.

(9) Commitments and Contingencies

   Casino Licenses. The operation of an Atlantic City casino hotel is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Trump Casino Services, L.L.C. ("Trump Services") are required to maintain certain licenses.

     In June 1995, the New Jersey Casino Control Commission (the "CCC") renewed Plaza Associates' license to operate Trump Plaza through June 1999. In May 1996, the CCC granted Plaza Associates a license to operate Trump World's Fair through May 1997. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through June 1999. In June 1996, the CCC also granted Trump Services a license through July 1997. All these licenses are not transferable and their renewal will include a financial review of the relevant operating entities. Upon revocation, suspension for more than 120 days or failure to renew a casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

     The operation of a gaming riverboat in Indiana is subject to Indiana's Riverboat Gambling Act and the administrative rules promulgated thereunder. In June 1996, the Indiana Gaming Commission (the "IGC") granted Trump Indiana a riverboat owner's license, which must be renewed by June 2001.

     Restricted Cash. As a condition to the 1995 Note Offering, THCR Holdings and THCR Funding entered into a Cash Collateral and Disbursement Agreement (the "Cash Collateral Agreement") with First Bank National Association, in its respective capacities as Trustee and Disbursement Agent (each as defined in the Cash Collateral Agreement). The Cash Collateral Agreement called for initial deposits to custodial accounts which are restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza construction projects, including the exercise of the Trump World's Fair Purchase Option and construction projects at a hotel located at Trump Plaza East which has been integrated into Trump Plaza and Trump World's Fair and (c) the first two interest payments on the THCR Senior Notes. As of June 30, 1996, all funds were disbursed in accordance with the Cash Collateral Agreement.

     As of June 30, 1996, Trump Indiana has a $25,000,000 surety bond outstanding which guarantees state mandated municipal infrastructure improvements. The surety bond is secured by a $25,000,000 cash deposit with the surety. The surety bond expires on April 19, 1997, but will automatically be renewed on an annual basis unless notice is given sixty days in advance.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  JUNE 30, 1996
                                   (unaudited)

(10) THCR Funding Financial Information

     Financial information relating to THCR Funding is as follows (in thousands):
                                                                   June 30, 1996
                                                                   -------------
Total Assets (including THCR Senior Note Receivable of
 $155,000 and related interest receivable) ..........................   $156,001
                                                                        ========

Total Liabilities and Capital (including THCR Senior Note
 payable of $155,000 and related interest payable) ..................   $156,001
                                                                        ========


                                                                Six Months Ended
                                                                  June 30, 1996
                                                                ----------------

Interest Income .....................................................   $ 12,012
                                                                        ========
Interest Expense ....................................................   $ 12,012
                                                                        ========
Net Income ..........................................................       --
                                                                        ========

(11) Proposed Acquisition of Trump's Castle Associates

     On May 21, 1996, Trump's Castle Associates ("Castle Associates") assigned to THCR Holdings its rights under the Option Agreement with Hamilton Partners, L.P. ("Hamilton"), dated as of June 23, 1995 ("the Option Agreement"), pursuant to which Castle Associates held an option (the "Castle Option") to acquire certain of the Increasing Rate Subordinated Pay-in-Kind Notes due 2005 of Trump's Castle Funding, Inc. (the "Castle PIK Notes") owned by Hamilton. Immediately following the assignment of the Castle Option, THCR Holdings exercised the Castle Option and acquired approximately $59.3 million of the Castle PIK Notes (the "Acquired Castle PIK Notes") for a purchase price of approximately $38.7 million (the "Castle PIK Note Purchase Price"). The Acquired Castle PIK Notes represented approximately 90% of Castle PIK Notes outstanding on such date. On June 24, 1996, THCR, THCR Holdings, TC/GP, Inc. ("TC/GP"), Trump's Castle Hotel & Casino, Inc. ("TCHI") and Trump entered into an agreement (the "Castle Agreement") pursuant to which THCR Holdings will acquire (the "Castle Acquisition") from Trump 100% of the equity of Castle Associates, the owner and operator of Trump's Castle. If an agreement with respect to the acquisition by THCR Holdings of 100% of the equity interests of Castle Associates had not been entered into by November 21, 1996, each of Castle Associates and Trump would then have had the right to purchase the Acquired Castle PIK Notes from THCR Holdings for successive periods of 90 days for an amount in cash equal to the Castle PIK Note Purchase Price plus interest at a rate of 16% per annum.

     The Castle Acquisition contemplates that the following transactions will take place:

          (i) Trump will contribute to THCR Holdings his 61.5% equity interest in Castle Associates, in consideration of which he will receive a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of Common Stock (valuing each such share at $30.00 (the "THCR Stock Contribution Value"));

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  JUNE 30, 1996
                                   (unaudited)

          (ii) TC/GP will contribute to THCR Holdings its 37.5% equity interest in Castle Associates, in consideration of which it will receive a 5.81009% limited partnership in THCR Holdings, exchangeable into 2,211,250 shares of Common Stock (valuing each such share at the THCR Stock Contribution Value); and

          (iii) THCR-TCHI Merger Corp., a Delaware corporation and a wholly-owned subsidiary of THCR Holdings ("Castle Merger Sub"), will merge (the "TCHI Merger") with and into TCHI (holder of a 1.0% equity interest in Castle Associates), whereupon (x) each share of common stock of TCHI, par value $.01 per share (the "TCHI Common Stock"), outstanding immediately prior to the TCHI Merger will be converted into the right to receive $.8845 in cash (the "TCHI Consideration") and each share of common stock of Castle Merger Sub will be converted into the right to receive one share of common stock of the surviving corporation of the TCHI Merger and (y) each holder of the outstanding warrants (the "Castle Warrants") issued under the Warrant Agreement, dated as of December 30, 1993, will be entitled to receive for each former share of TCHI Common Stock for which each Castle Warrant was exercisable an amount in cash equal to the TCHI Consideration.

     The Castle Acquisition will be accounted for as a purchase.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     On June 12, 1995, THCR consummated the 1995 Stock Offering, resulting in aggregate gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings and THCR Funding completed the 1995 Note Offering, resulting in aggregate gross proceeds of $155,000,000. The proceeds to THCR from the 1995 Stock Offering were contributed by THCR to THCR Holdings for an approximately 60% general partnership interest in THCR Holdings. THCR Holdings, in turn, used the net proceeds from the 1995 Offerings, through June 30, 1996, for the following purposes: (a) repurchase and redemption of the 12 1/2% Pay-In-Kind Notes due 2003 of Trump AC (the "Plaza PIK Notes") (including accrued interest payable) for $86,209,000, (b) exercise of the Trump World's Fair Purchase Option for $58,150,000, (c) construction costs for Trump World's Fair of $43,850,000, (d) construction costs for Trump Plaza East of $15,150,000,
(e) construction and land acquisition costs of $34,762,000 for the riverboat at Buffington Harbor on Lake Michigan, Indiana (the "Indiana Riverboat"), (f) $5,688,000 for pre-opening costs at Trump Indiana and (g) payment of $24,225,000 for the first year of interest payments on the THCR Senior Notes. The balance of the proceeds were for general corporate purposes.

     The indenture pursuant to which the THCR Senior Notes were issued (the "THCR Senior Note Indenture") restricts the ability of THCR Holdings and its subsidiaries, as the case may be, to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment and the risks associated with THCR's proposed expansion plan, THCR's future operating results are highly conditional and could fluctuate significantly. Moreover, as a condition to the 1995 Note Offering, THCR Holdings and THCR Funding entered into the Cash Collateral Agreement, which called for initial deposits to custodial accounts which were restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza construction projects, including the exercise of the Trump World's Fair Purchase Option and construction projects at Trump Plaza East and the Trump World's Fair, and (c) the first two interest payments on the THCR Senior Notes. As of June 30, 1996, all funds were disbursed in accordance with the Cash Collateral Agreement.

     In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the IGC.

     Cash flows from operating activities are THCR Holdings' principal source of liquidity. With the proceeds from the 1996 Offerings, THCR Holdings, among other things, retired the outstanding Taj Bonds, redeemed the outstanding Plaza Notes, satisfied the indebtedness of Taj Associates under its loan agreement with NatWest, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal and paid Bankers Trust to release certain liens and guarantees.

     With proceeds from the June 1995 Offerings, THCR Holdings made a capital contribution of $146,859,000 to Trump AC and Plaza Associates. This contribution was used to repurchase and redeem the 12 1/2% Pay-in-Kind Notes due 2003 of Trump Plaza Holding Associates (currently Trump AC) and warrants thereto (together with related accrued interest), exercise the Trump World's Fair Purchase Option and purchase Trump World's Fair and fund construction costs incurred in the renovation and integration of Trump Plaza East. During the six months ended June 30, 1996, THCR Holdings made additional capital contributions of $35,500,000 to Plaza Associates to fund such construction costs. The renovations of Trump Plaza East were completed in February 1996 and Trump World's Fair in May 1996. Capital expenditures for Trump AC were $158,865,000 for the six months ended June 30, 1996, an increase of approximately $84,677,000 or 114.1% from the comparable period in 1995. Capital expenditures attributable to Trump Plaza East were approximately $37,028,000 and $7,201,000 for the six months ended June 30, 1996 and 1995. Capital expenditures attributable to Trump World's Fair were approximately $51,418,000 and $60,929,000 for the six months ended June 30, 1996 and 1995, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $1,742,000 and $6,058,000 for the six months ended June 30, 1996 and 1995. Capital expenditures attributable to the Taj Mahal were $48,876,000 since the date of acquisition.

     Capital expenditures attributable to the Taj Mahal were approximately $68,677,000 for the period April 17, 1996 through June 30, 1996. Capital expenditures for improvements to existing facilities were approximately $6,040,000 for the period April 17, 1996 through June 30, 1996. Capital expenditures for the purchase of property previously leased upon which a portion of the casino hotel complex is situated and Taj Merger and closing costs amounted to approximately $61,808,000. Capital expenditures attributable to the expansion of the facility were approximately $829,000 for the period April 17, 1996 through June 30, 1996.

     Taj Associates has begun an expansion plan of its existing operations involving the construction of an approximately 800 room hotel tower adjacent to the existing hotel tower, a 2,000 space expansion of the existing self-parking facilities and related hotel infrastructure improvements. It is expected that the expansion budget of approximately $127,500,000 will be funded principally out of cash from operations of the Taj Mahal and Trump Plaza and is scheduled to be completed in phases from mid 1997 through the latter part of 1998.

     In addition to the approximately $96 million spent prior to commencing the operation of the Indiana Riverboat on June 8, 1996, during its initial five-year license term, an additional $57 million of funds (consisting of approximately $40 million for the construction of a hotel and other amenities and $17 million for infrastructure improvements and other municipal uses) will be required to be spent by Trump Indiana in connection with the Indiana Riverboat facility and related commitments, including commitments required in connection with the licensure process. The sources of the initial $96 million included: $62 million from the proceeds of the 1995 Offerings and the 1996 Offerings, $17.5 million from vessel financing, $14.2 million from equipment financing (including approximately $9 million for slot machines) and $1.9 million from operating leases. The remaining $57 million required to be spent over the initial five-year license terms is expected to be funded with cash from operations and/or proceeds from the 1996 Offerings.

     Trump Indiana is a party to a loan and security agreement, as amended, with debis Financial Services, Inc. ("dFS") pursuant to which dFS provided, subject to the terms and conditions thereof, $17.5 million in financing for the gaming vessel. As of June 30, 1996, dFS had provided Trump Indiana with $17.5 million pursuant to such agreement.

     At June 30, 1996, THCR Holdings had combined working capital of $138,796,000. The combined working capital included a receivable from the New Jersey Casino Reinvestment Development Authority (the "CRDA") of approximately $7,400,000 for reimbursable improvements made to Trump Plaza East, which receivable is currently the subject of litigation.

Results of Operations: Operating Revenues and Expenses

     THCR Holdings' partnership agreement provides that all business activities of THCR must be conducted by THCR Holdings or subsidiary partnerships or corporations. As a result of the 1995 Offerings, the Taj Merger Transaction and the acquisition of Plaza Associates and Taj Associates by THCR Holdings in connection therewith, THCR's results of operations are primarily those of Plaza Associates, Taj Associates and Trump Indiana, and the results of operations included in the Statement of Operations reflect Plaza Associates' results of operations for the three and six month period ended June 30, 1996, Taj Associates' results of operations for the period April 17, 1996 to June 30, 1996, and Trump Indiana's results of operations from June 8, 1996 to June 30, 1996.

     As previously discussed, THCR and THCR Holdings commenced operations on June 12, 1995 and, therefore, there are no comparable results. Neither THCR nor any of its subsidiaries had any significant operating history, other than Plaza Associates, although THCR Holdings has incurred certain expenses including interest on the THCR Senior Notes, and Trump Indiana has incurred significant expenses relating to the development of the Indiana Riverboat. In addition, THCR acquired Taj Associates on April 17, 1996.

     Comparison of Three-Month Periods Ended June 30, 1996 and 1995. The following table includes selected data of Plaza Associates and Taj Associates (since the date of acquisition, April 17, 1996) and Trump Indiana (since the opening date of the Indiana Riverboat June 8, 1996) for the three months ended June 30, 1996 and 1995:

                                                            Three Months Ended June 30,
                                    -----------------------------------------------------------------------------
                                                                                                        1996
                                       1995         1996          1996         1996         1996        THCR
                                       Plaza        Plaza          Taj       Trump AC       Trump     Holdings
                                    Associates   Associates    Associates  Consolidated*   Indiana  Consolidated*
                                    ----------   ----------    ----------  -------------   -------  -------------
                                                                  (in thousands)
Revenues:
 Gaming ........................       $73,589     $ 96,076     $109,684     $205,760      $ 8,331     $214,091
 Other .........................        17,522       27,144       24,357       51,501          248       51,749
                                       -------     --------     --------     --------      -------     --------
  Gross Revenue ................        91,111      123,220      134,041      257,261        8,579      265,840
Less: Promotional Allowances ...         8,960       13,837       13,865       27,702          --        27,702
                                       -------     --------     --------     --------      -------     --------
  Net Revenue ..................        82,151      109,383      120,176      229,559        8,579      238,138
                                       -------     --------     --------     --------      -------     --------
Costs & Expenses:
 Gaming ........................        39,906       57,595       63,856      121,451        4,034      125,485
 Pre-opening ...................           --         2,853          --         2,853        5,003        7,856
 General & Admin. ..............        17,243       19,839       19,537       39,376        1,901       45,869
 Depreciation & Amortization ...         3,744        5,923       10,756       16,679          356       17,095
 Other .........................         5,975        9,260        7,842       17,102          107       17,209
                                       -------     --------     --------     --------      -------     --------
  Total Costs and Exp. .........        66,868       95,470      101,991      197,461       11,401      213,514
                                       -------     --------     --------     --------      -------     --------
Income from Operations .........        15,283       13,913       18,185       32,098       (2,822)      24,624
Non-operating Income (Exp.) ....       (12,684)     (11,240)      (9,634)     (20,840)           5      (24,613)
Provision for Income Taxes .....          (206)         --           --           --           --           --
Extraordinary Loss .............        (9,250)     (59,132)         --       (59,132)         --       (59,132)
                                       -------     --------     --------     --------      -------     --------
Net Income (Loss) ..............      $ (6,857)   $ (56,459)    $  8,551    $ (47,874)    $ (2,817)   $ (59,121)
                                      ========    =========     ========    =========     ========    =========

- ----------
*  Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.


     Gaming revenues were $214,091,000 for the three months ended June 30, 1996, an increase of $140,502,000 or 190.9% from gaming revenues of $73,589,000 for the comparable period in 1995. The increase in gaming revenues consists of $109,684,000 from Taj Associates since the date of acquisition, April 17, 1996, and $8,331,000 from Trump Indiana since the opening of the Indiana Riverboat on June 8, 1996, in addition to an increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as management marketing initiatives.

     Slot revenues were $139,083,000 for the three months ended June 30, 1996, an increase of $88,968,000 or 177.5% from slot revenues of $50,115,000 for the comparable period in 1995. This increase is directly attributable to the acquisition of Taj Associates, which contributed $61,261,000 in slot revenues, and Trump Indiana, which contributed $6,623,000 in slot revenues. Plaza Associates' slot revenues were $71,199,000 for the three months ended June 30, 1996, an increase of $21,084,000 or 42.1% from slot revenues of $50,115,000 for the three months ended June 30, 1995. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $70,742,000 for the three months ended June 30, 1996, an increase of $47,268,000 or 201.4% from $23,474,00 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, which contributed $44,157,000 in table games revenues with a corresponding $261,024,000 in table games drop (i.e., the dollar value of chips purchased). Trump Indiana contributed $1,708,000 to the increase in table games revenues. Plaza Associates' table games revenues of $24,877,000 for the three months ended June 30, 1996 increased by $1,403,000 or 6.0% from the comparable period in 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 11.4% for the three months ended June 30, 1996, offset by a slight decrease in the hold percentage to 14.1% from 14.9% for the comparable period in 1995.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $3,647,000 in poker revenue, $322,000 in race simulcasting revenue and $297,000 in keno revenue since its acquisition date.

     Other revenues were $51,749,000 for the three months ended June 30, 1996, an increase of $34,227,000 or 195.3% from other revenues of $17,522,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. The increase is directly attributable to the acquisition of Taj Associates, which generated $24,357,000 in other revenue since its acquisition date, and $248,000, primarily beverage revenue from Trump Indiana. Plaza Associates' other revenue was $27,144,000 for the three months ended June 30, 1996, an increase of $9,622,000 or 54.9% from the comparable period in 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $27,702,000 for the three months ended June 30, 1996, an increase of $18,742,000 or 209.2% from promotional allowances of $8,960,000 for the three months ended June 30, 1995. Taj Associates generated $13,865,000 in promotional allowances since its acquisition date. Plaza Associates experienced an increase in promotional allowances to $13,837,000 or 54.4% from promotional allowances of $8,960,000 in the comparable period in 1995. Plaza Associates' increase is primarily attributable to the additional rooms at Trump World's Fair and Trump Plaza East as well as increases in marketing initiatives during the three months ended June 30, 1996.

     Gaming costs and expenses were $125,485,000 for the three months ended June 30, 1996, an increase of $85,579,000 or 214.5% from $39,906,000 for the comparable period in 1995. This increase was primarily attributable to Taj Associates' gaming costs and expenses of $63,856,000 since its acquisition as well as $4,034,000 from Trump Indiana. Gaming costs and expenses for Plaza Associates were $57,595,000, an increase of $17,689,000 or 44.3% from $39,906,000 for the comparable period in 1995. Plaza Associates' increase is primarily due to increased promotional and operational expenses as well as taxes associated with increased levels of gaming during the comparable period in 1995.

     General and administrative expenses were $45,869,000 for the three months ended June 30, 1996, an increase of $28,411,000 or 162.7% from general and administrative expenses of $17,458,000 for the comparable period in 1995. This increase is primarily due to the acquisition of Taj Associates, which recorded $19,537,000 in general and administrative expenses since its acquisition, and $1,901,000 from Trump Indiana. Plaza Associates' increase of $2,596,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair. General and administrative expenses for THCR Holdings (unconsolidated) were $4,592,000 for the three months ended June 30, 1996, an increase of $4,377,000 from the period since inception, June 12, 1995, to June 30, 1995. This increase is primarily attributable to compensation awards.

     Pre-opening expenses of $2,853,000 were recorded by Plaza Associates for the three months ended June 30, 1996 and reflect the costs associated with opening Trump World's Fair in May 1996. Trump Indiana recorded $5,003,000 in pre-opening expenses for the three months ended June 30, 1996.

     Other expenses were $17,209,000 for the three months ended June 30, 1996, an increase of $11,234,000 or 188.0% from the comparable period in 1995. Other expenses include costs associated with operating Trump Plaza and the Taj Mahal's hotels with all of their amenities. The increase over the comparable period reflects Taj Associates' $7,842,000 of other expenses since its date of acquisition and $107,000 from Trump Indiana. Plaza Associates' other expenses increased by $3,285,000 or 55.0% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both having opening dates in 1996.

     Income from operations was $24,624,000 for the three months ended June 30, 1996, an increase of $9,634,000 or 64.3% from income from operations of $14,990,000 for the comparable period in 1995. Taj Associates contributed $18,185,000 of income from operations since its acquisition which was partially offset by operating losses of $4,652,000 and $2,822,000 for the three months ended June 30, 1996 from THCR Holdings (unconsolidated) and Trump Indiana, respectively. Plaza Associates contributed $13,913,000 during the three months ended June 30, 1996, a decrease of $1,370,000 or 9.0% from the comparable period in 1995.

     Interest expense was $38,121,000 for the three months ended June 30, 1996, an increase of $24,805,000 or 186.3% from interest expense of $13,316,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, with an interest expense of $19,840,000 recorded at June 30, 1996. Plaza Associates reflects a decrease of $57,000 in interest expense due to the redemption of the Plaza PIK Notes in 1995 offset by the retirement of the Plaza Notes and the issuance of the Trump AC Mortgage Notes. THCR recorded an increase of $5,027,000, primarily due to the issuance of the THCR Senior Notes in June 1995.

     Other non-operating income was $10,557,000 for the three months ended June 30, 1996, an increase of $11,490,000 from the comparable period in 1995. Non-operating income consists of a one-time $10,000,000 non-refundable licensing fee resulting from the Atlantic Thermal Agreement. Plaza Associates reflects a decrease in non-operating expense of $376,000 or 40.3% from $933,000 in 1995. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East.

     The extraordinary loss of $59,132,000 for the three months ended June 30, 1996 is related to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996. The extraordinary loss of $9,250,000 for the three months ended June 30, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of Plaza PIK Notes and the warrants in connection with the Plaza PIK Notes (the "Plaza PIK Note Warrants") on June 12, 1995.

     Comparison of Six-Month Periods Ended June 30, 1996 and 1995. The following table includes selected data of Plaza Associates and Taj Associates (since the date of acquisition, April 17, 1996) and Trump Indiana (since the opening date of the Indiana Riverboat, June 8, 1996) for the six months ended June 30, 1996 and 1995.

                                                             Six Months Ended June 30,
                                    -----------------------------------------------------------------------------
                                       1995         1996          1996         1996         1996        1996
                                       Plaza        Plaza          Taj       Trump AC       Trump   THCR Holdings
                                    Associates   Associates    Associates  Consolidated*   Indiana  Consolidated*
                                    ----------   ----------    ----------  -------------   -------  -------------
                                                                  (in thousands)
Revenues:
 Gaming ..........................    $139,311     $170,346     $109,684     $280,030      $ 8,331     $288,361
 Other ...........................      33,460       46,425       24,357       70,782          248       71,030
                                    ----------   ----------      -------   ----------    ---------   ----------
  Gross Revenue ..................     172,771      216,771      134,041      350,812        8,579      359,391
Less: Promotional Allowances .....      16,517       24,520       13,865       38,385          --        38,385
                                    ----------   ----------      -------   ----------    ---------   ----------
  Net Revenue ....................     156,254      192,251      120,176      312,427        8,579      321,006
                                    ----------   ----------      -------   ----------    ---------   ----------
Costs & Expenses:
 Gaming ..........................      76,691      101,721       63,856      165,577        4,034      169,611
 Pre-opening .....................         --         3,332          --         3,332        6,634        9,966
 General & Admin. ................      33,993       38,231       19,537       57,768        1,901       65,419
 Depreciation & Amortization .....       7,836       10,446       10,756       21,202          356       21,622
 Other ...........................      11,937       14,931        7,842       22,773          107       22,880
                                    ----------   ----------      -------   ----------    ---------   ----------
  Total Costs and Exp. ...........     130,457      168,661      101,991      270,652       13,032      289,498
                                    ----------   ----------      -------   ----------    ---------   ----------
Income from Operations ...........      25,797       23,590       18,185       41,775       (4,453)      31,508
Non-operating Income (Exp.) ......     (25,947)     (22,171)      (9,634)     (31,771)           6      (41,244)
Provision for Income Taxes .......         --          --            --           --           --           --
Extraordinary Loss ...............      (9,250)     (59,132)         --       (59,132)         --       (59,132)
                                    ----------   ----------      -------   ----------    ---------   ----------
Net Income (Loss) ................  $   (9,400)  $  (57,713)     $ 8,551   $  (49,128)   $  (4,447)  $  (68,868)
                                    ==========   ==========      =======   ==========    =========   ==========

- ---------------
*  Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

     Gaming revenues were $288,361,000 for the six months ended June 30, 1996, an increase of $149,050,000 or 107.0% from gaming revenues of $139,311,000 for the comparable period in 1995. The increase in gaming revenues consists of $109,684,000 from Taj Associates since the date of acquisition and $8,331,000 from Trump Indiana since the opening of the Indiana Riverboat on June 8, 1996, in addition to an increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as management marketing initiatives.

     Slot revenues were $188,915,000 for the six months ended June 30, 1996, an increase of $95,496,000 or 102.2% from slot revenues of $93,419,000 for the comparable period in 1995. This increase is directly attributable to the acquisition of Taj Associates, which contributed $61,261,000 in slot revenues, and Trump Indiana, which contributed $6,623,000 in slot revenues. Plaza Associates' slot revenues were $121,031,000 for the six months ended June 30, 1996, an increase of $27,612,000 or 29.6% from slot revenues of $93,419,000 for the six months ended June 30, 1995. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $95,180,000 for the six months ended June 30, 1996, an increase of $49,288,000 or 107.4% from $45,892,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates which contributed $44,157,000 in table games revenue with a corresponding $26,024,000 in table games drop (i.e., the dollar value of chips purchased). Trump Indiana contributed $1,708,000 to the increase in table game revenues. Plaza Associates' table games revenues of $49,315,000 for the six months ended June 30, 1996 increased by $3,423,000 or 7.5% from the comparable period in 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 9.9% for the six months ended June 30, 1996, offset by a slight decrease in the hold percentage to 15.4% from 15.7% for the comparable period in 1995.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $3,647,000 in poker revenues, $322,000 in race simulcasting revenues and $297,000 in keno revenues since its acquisition date.

     Other revenues were $71,030,000 for the six months ended June 30, 1996, an increase of $37,570,000 or 112.3% from other revenues of $33,460,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. The increase is directly attributable to the acquisition of Taj Associates, which generated $24,357,000 in other revenues since its acquisition date, and $248,000 primarily beverage revenues, from Trump Indiana. Plaza Associates' other revenues were $46,425,000 for the six months ended June 30, 1996, an increase of $12,965,000 or 38.7% from the comparable period in 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $38,385,000 for the six months ended June 30, 1996, an increase of $21,868,000 or 132.4% from promotional allowances of $16,517,000 for the six months ended June 30, 1995. Taj Associates generated $13,865,000 in promotional allowances since its acquisition date. Plaza Associates experienced an increase in promotional allowances to $24,520,000 or 48.5% from promotional allowances of $16,517,000 in the comparable period in 1995. Plaza Associates' increase is primarily attributable to the additional rooms at Trump World's Fair and Trump Plaza East as well as increases in marketing initiatives during the six months ended June 30, 1996.

     Gaming costs and expenses were $169,611,000 for the six months ended June 30, 1996, an increase of $92,920,000 or 121.2% from $76,691,000 for the comparable period in 1995. This increase was primarily attributable to Taj Associates' gaming costs and expenses of $63,856,000 since its acquisition as well as $4,034,000 from Trump Indiana. Gaming costs and expenses for Plaza Associates were $101,721,000, an increase of $25,030,000 or 32.6% from $76,691,000 for the comparable period in 1995. Plaza Associates' increase is primarily due to increased promotional and operational expenses as well as taxes associated with increased levels of gaming during the comparable period in 1995.

     General and administrative expenses were $65,419,000 for the six months ended June 30, 1996, an increase of $31,211,000 or 91.2% from general and administrative expenses of $34,208,000 for the comparable period in 1995. This increase is primarily due to the acquisition of Taj Associates, which recorded $19,537,000 in general and administrative expenses since its acquisition, and $1,901,000 from Trump Indiana. Plaza Associates' increase of

$4,238,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair. THCR Holdings (unconsolidated) had general and administrative expenses of $5,750,000 for the six months ended June 30, 1996, an increase of $5,535,000 from the period since inception, June 12, 1995, to June 30, 1995. This increase is primarily attributable to compensation awards.

     Pre-opening expenses of $3,332,000 were recorded by Plaza Associates and reflect the costs associated with opening Trump World's Fair in May 1996. Trump Indiana recorded $6,634,000 of pre-opening expenses for the six months ended June 30, 1996.

     Other expenses were $22,880,000 for the six months ended June 30, 1996, an increase of $10,943,000 or 91.7% from the comparable period in 1995. Other expenses include costs associated with operating Trump Plaza and the Taj Mahal's hotels with all of their amenities. The increase over the comparable period reflects Taj Associates' $7,842,000 of other expenses since its date of acquisition and $107,000 from Trump Indiana. Plaza Associates' other expenses increased by $2,994,000 or 25.1% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both having opening dates in 1996.

     Income from operations was $31,508,000 for the six months ended June 30, 1996, an increase of $6,004,000 or 23.5% from income from operations of $25,504,000 for the comparable period in 1995. Taj Associates contributed $18,185,000 of income from operations since its acquisition which was partially offset by operating losses of $5,814,000 and $4,453,000 for the six months ended June 30, 1996 from THCR Holdings (unconsolidated) and Trump Indiana, respectively. Plaza Associates contributed $23,590,000 during the six months ended June 30, 1996, a decrease of $2,207,000 or 8.6% from the comparable period in 1995.

     Interest expense was $54,147,000 for the six months ended June 30, 1996, an increase of $28,304,000 or 109.5% from interest expense of $25,843,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, with an interest expense of $19,840,000 recorded at June 30, 1996. Plaza Associates reflects $21,742,000 of interest expense at June 30, 1996, a decrease of $2,833,000 or 11.5% in interest expense due to the redemption of the Plaza PIK Notes in 1995 offset by the retirement of the Plaza Notes and the issuance of the Trump AC Mortgage Notes. THCR Holdings recorded an increase of $11,302,000, primarily due to the issuance of the THCR Senior Notes in June 1995.

     Other non-operating income was $9,182,000 for the six months ended June 30, 1996, an increase of $11,024,000 from the comparable period in 1995. Non-operating income consists of a one-time $10,000,000 non-refundable licensing fee resulting from the Atlantic Thermal Agreement. Plaza Associates reflects a decrease in non-operating expense of $1,024,000 or 55.6% from $1,842,000 in 1995. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East.

     The extraordinary loss of $59,132,000 for the six months ended June 30, 1996 is related to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996. The extraordinary loss of $9,250,000 for the six months ended June 30, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of Plaza PIK Notes and Plaza PIK Note Warrants on June 12, 1995.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     THCR and certain of its employees have been involved in various legal proceedings. In general, THCR Holdings has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

     Various legal proceedings are now pending against THCR. THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

     With respect to the matter entitled Keshav D. Aggarwal, et al v. Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Indiana, Inc., which was previously reported in the Form 10-Q of THCR Holdings for the first quarter of 1996, Trump, THCR, THCR Holdings and Trump Indiana have filed an answer to the complaint on May 31, 1996. THCR and the other defendants intend to vigorously contest the allegations against them. Further, THCR believes that the resolution of these claims will not have a material adverse effect on THCR.

     In Vera Coking, et al. v. Atlantic City Planning Board and Trump Plaza Associates, the Atlantic City Planning Board's approval of the Trump Plaza East renovation had been challenged on various grounds. In July 1994, a New Jersey Superior Court judge upheld the Atlantic City Planning Board approvals with respect to the hotel renovation component of Trump Plaza East and the new roadway but invalidated the approval of the valet parking lot and the public park because Plaza Associates lacked site control with respect to the small parcels of land the CRDA sought to condemn. Plaintiffs appealed the court's decision upholding the approval of the hotel renovation and new roadway and Plaza Associates cross-appealed the court's decision invalidating the approval of the public park and valet parking area. Plaza Associates withdrew its cross-appeal and received land-use approval for and has constructed the valet parking area after deletion of one of the small parcels. In June 1996, the Superior Court of New Jersey, Appellate Division, affirmed the trial court's ruling upholding the approvals for the hotel renovation and the new roadway.

     In a related matter, Joseph Banin and Vera Coking v. Atlantic City Planning Board and Trump Plaza Associates, the land-use approval for Trump Plaza East had been challenged on various grounds. The land-use approval involved certain minor amendments to the previously granted site plan approvals for the hotel renovation component of Trump Plaza East and the new roadway. The amendments included certain design changes with respect to Trump Plaza East and certain design changes to the roadway. The amendments did not require any variance relief and the amendments fully complied with the Land Use Ordinance of the City of Atlantic City. The plaintiffs alleged that the Atlantic City Planning Board acted in an arbitrary and capricious manner in approving the amendments and further argue that the chairperson of the Atlantic City Planning Board had a conflict of interest in hearing the matter because of her status as an employee of the CRDA, the entity that had approved certain funding for the project. On January 26, 1996, the New Jersey Superior Court upheld the approval of the amendment by the Atlantic City Planning Board and rejected the plaintiffs' claim with respect to the chairwoman's conflict of interest. The plaintiffs' time to appeal this decision expired in June 1996.

     On March 29, 1990, Taj Associates entered into a Lease Agreement (the "Lease Agreement") with the City of Atlantic City for a term of seven years, subject to the explicit, prior approval of the New Jersey Department of Environmental Protection ("NJDEP") to continue use of the land beyond April 2, 1992, pursuant to which Taj Associates leased a parcel of land containing approximately 1,300 spaces for employee intercept parking at a cost of approximately $1,000,000 per year. In addition, Taj Associates has expended in excess of $1,400,000 in improving the site. The permit under which the lease is operated was issued by NJDEP on December 20, 1989 for five years and contains several conditions, one of which required Taj Associates to find another location "off-island" for employee parking by April 2, 1992. NJDEP extended this condition for two successive one-year periods through April 2, 1994. On November 14, 1994, as a result of the non-renewal of the permit, Taj Associates notified Atlantic City that the Lease Agreement had become inoperative and was therefore being canceled as of December 20, 1994. Taj Associates subsequently obtained "off-island" parking with Castle Associates sufficient to meet its employee parking requirements. Atlantic City has indicated in a letter to Taj Associates that it contests the cancellation of the lease agreement and claims certain extensions to the permit apply, to which Taj Associates does not agree. No legal proceedings have been commenced by Atlantic City to date.

     Taj Associates was also a party to an administrative proceeding involving allegations that it had violated certain provisions of the Casino Control Act. In June 1996, Taj Associates entered into a stipulation and settlement with the Division of Gaming Enforcement of the CCC. The final outcome of this proceeding did not have a material adverse effect on Taj Associates or on its ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of the Taj Mahal.

ITEM 2 -- CHANGES IN SECURITIES

     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with the Taj Merger Transaction, THCR Holdings and THCR Funding, on two separate occasions, solicited from the holders of the THCR Senior Notes, the waiver of, and the consent to modify, certain provisions of the THCR Senior Note Indenture necessary to consummate the Taj Merger Transaction. On April 4 and April 16, 1996 (the last days for submission of consents in each of the solicitations), THCR Holdings and THCR Funding had received consent forms from holders of $154,473,000 and $154,236,000, respectively, principal amount of THCR Senior Notes, all of which had consented to the waivers and amendments.

     In connection with the purchase of $59,300,000 aggregate principal amount of Castle PIK Notes from Hamilton, THCR Holdings and THCR Funding solicited from the holders of the THCR Senior Notes the waiver of certain provisions of the THCR Senior Note Indenture necessary to consummate the purchase of the Castle PIK Notes from Hamilton. On May 20, 1996 (the last day for submission of waivers in the solicitation), THCR Holdings and THCR Funding had received consent forms from holders of $153,193,000 principal amount of THCR Senior Notes, all of which, except holders of $10,000 principal amount of THCR Senior Notes, had consented to the waivers.

ITEM 5 -- OTHER INFORMATION

     Trump Services, a New Jersey limited liability company, was formed on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, each of Plaza Associates and Taj Associates. Trump AC and Trump Atlantic City Corporation, a wholly owned subsidiary of Trump AC, own a 99% and 1% interest, respectively, in Trump Services. On July 8, 1996, Trump Services, Plaza Associates and Taj Associates entered into an agreement pursuant to which Trump Services will provide to each of Taj Associates and Plaza Associates certain management, financial and other functions and services necessary and incidental to the respective operations of each of their casino hotels (the "Services Agreement").

     On June 30, 1996, Taj Associates and Atlantic Thermal entered into the Atlantic Thermal Agreement, pursuant to which Atlantic Thermal has the exclusive right to use the steam and chilled water production facilities located at the Taj Mahal in order to sell to Taj Associates all of Taj Associates' heating and cooling energy requirements for the Taj Mahal at a cost savings to Taj Associates and to offer for sale to third parties such thermal energy requirements as they may require, all on the terms and conditions set forth therein.

     Reference is made to (i) the Services Agreement and (ii) the Atlantic Thermal Agreement, attached as Exhibits hereto. Both Exhibits are incorporated herein by reference.

ITEM 6 --EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

          Exhibit No.                    Description of Exhibit
          -----------                    ----------------------

            2.1(1) Agreement, dated as of June 24, 1996, among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P., TC/GP, Inc., Trump's Castle Hotel & Casino, Inc. and Donald J. Trump.

            10.46.1 Amendment to Executive Agreement, dated as of May 16, 1996, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.

            10.65 Services Agreement, dated as of July 8, 1996, among Trump Plaza Associates, Trump Taj Mahal Associates and Trump Casino Services, L.L.C.

            10.66 Thermal Energy Service Agreement, dated as of June 30, 1996, by and between Atlantic Jersey Thermal Systems, Inc. and Trump Taj Mahal Associates.

            27.1 Financial Data Schedule of Trump Hotels & Casino Resorts Holdings, L.P.

            27.2 Financial Data Schedule of Trump Hotels & Casino Resorts Funding, Inc.

- -------------

(1) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc., dated June 25, 1996.

     b. Current Reports on Form 8-K:

     The Registrants filed a Current Report on Form 8-K, dated May 2, 1996, reporting, under Item 2 thereto, the consummation of the Taj Merger Transaction. Under Item 7 to such Form 8-K, the Registrants reported the financial statements of the business acquired by THCR and pro forma financial information, including
(i) the consolidated balance sheets of Taj Holding and Subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995, (ii) the consolidated balance sheets of Taj Associates and Subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995 and (iii) the Unaudited Pro Forma Consolidated Balance Sheet of THCR as of December 31, 1995 and the Unaudited Pro Forma Consolidated Statement of Operations for the year ended December 31, 1995.

     The Registrants filed a Current Report on Form 8-K, dated May 22, 1996, reporting, under Item 5 thereto, the exercise by THCR Holdings of the Castle Option and the execution of the agreement with Castle Associates and Trump, which granted THCR Holdings a six-month exclusive right to negotiate with Trump and Castle Associates, with respect to the acquisition of Trump's Castle. No financial statements were filed in connection with such Form 8-K.

     The Registrants filed a Current Report on Form 8-K, dated June 25, 1996, reporting, under Item 5 thereto, the execution of the Castle Agreement. No financial statements were filed in connection with such Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                                   (Registrant)


                                    By: Trump Hotels & Casino Resorts, Inc.,
                                        is general partner


Date: August 14, 1996

                                    By: /s/ Nicholas L. Ribis
                                        -------------------------
                                            Nicholas L. Ribis
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and Director
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRUMP HOTELS & CASINO RESORTS HOLDINGS, INC.
                                                   (Registrant)


Date: August 14, 1996


                                   By: /s/ Nicholas L. Ribis
                                       -------------------------
                                           Nicholas L. Ribis
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Director
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)



                                       EXHIBIT INDEX

                                                                                       SEQUENTALLY
                                                                                         NUMBERED
    EXHIBIT NO.                         DESCRIPTION                                        PAGE
    -----------                         -----------                                    -----------

      10.46.1 Amendment to Executive Agreement, dated as of May 16, 1996, by and among Donald J. Trump, Trump
                         Hotels & Casino Resorts, Inc. and Trump Hotels &
                         Casino Resorts Holdings, L.P.

      10.65              Services Agreement, dated as of July 8, 1996, among
                         Trump Plaza Associates, Trump Taj Mahal Associates and
                         Trump Casino Services, L.L.C.

      10.66              Thermal Energy Service Agreement, dated as of June 30,
                         1996, by and between Atlantic Jersey Thermal Systems,
                         Inc. and Trump Taj Mahal Associates.

      27.1               Financial Data Schedule of Trump Hotels & Casino
                         Resorts Holdings, L.P.

      27.2               Financial Data Schedule of Trump Hotels & Casino
                         Resorts Funding, Inc.
