Form 10-Q
period 1996-09-30
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 1996-11-14
CIK 943322, 943323

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

               For the quarterly period ended: September 30, 1996

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                2500 Boardwalk
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

                2500 Boardwalk
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

                                   ----------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.    Yes  X    No
                                                     -----    -----

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of November 14, 1996 was 100.

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

================================================================================

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                                       AND

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                                   ----------

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I -- FINANCIAL INFORMATION

 ITEM 1 -- Financial Statements

      Condensed Consolidated Balance Sheets of Trump Hotels & Casino
       Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
       Funding, Inc. as of September 30, 1996 (unaudited) and
       December 31, 1995 .................................................    1

      Condensed Consolidated Statement of Operations of Trump Hotels
       & Casino Resorts Holdings, L.P. and Trump Hotels & Casino
       Resorts Funding, Inc. for the Three Months and Nine Months
       Ended September 30, 1996, the Three Months Ended September 30,
       1995 and Period from Inception (June 12, 1995) through
       September 30, 1995 (unaudited) ....................................    2

      Condensed Consolidated Statement of Capital (Deficit) of Trump
       Hotels & Casino Resorts Holdings, L.P. and Trump Hotels &
       Casino Resorts Funding, Inc. for the Nine Months Ended
       September 30, 1996 (unaudited) ....................................    3

      Condensed Consolidated Statements of Cash Flows of Trump Hotels
       & Casino Resorts Holdings, L.P. and Trump Hotels & Casino
       Resorts Funding, Inc. for the Nine Months Ended September 30,
       1996 and Period from Inception (June 12, 1995) through
       September 30, 1995 (unaudited) ....................................    4

      Notes to Condensed Consolidated Financial Statements of Trump
       Hotels & Casino Resorts Holdings, L.P. and Trump Hotels &
       Casino Resorts Funding, Inc. (unaudited) .......................... 5-12

ITEM 2 -- Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................13-19

PART II -- OTHER INFORMATION

 ITEM 1 -- Legal Proceedings .............................................   21
 ITEM 2 -- Changes in Securities .........................................   21
 ITEM 3 -- Defaults Upon Senior Securities ...............................   21
 ITEM 4 -- Submission of Matters to a Vote of Security Holders ...........   21
 ITEM 5 -- Other Information .............................................   21
 ITEM 6 -- Exhibits and Reports on Form 8-K ..............................   22

SIGNATURES

 Signature -- Trump Hotels & Casino Resorts Holdings, L.P. ...............   23
 Signature -- Trump Hotels & Casino Resorts Funding, Inc. ................   24

                   PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

             TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                 AND
             TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                               ASSETS

                                                 September 30,      December 31,
                                                     1996              1995
                                                  -----------      -----------
                                                  (unaudited)

CURRENT ASSETS:
    Cash and cash equivalents ..................  $   219,671      $    19,199
    Restricted cash ............................         --             12,013
    Receivables, net ...........................       62,149           14,460
    Inventories ................................        9,537            2,609
    Other current assets .......................       13,686            5,108
    Advances to affiliates, net ................          215             --
                                                  -----------      -----------
      Total Current Assets .....................      305,258           53,389

  INVESTMENT IN TRUMP'S CASTLE .................       41,991             --
  INVESTMENT IN BUFFINGTON HARBOR ..............       44,060           21,823
  PROPERTY AND EQUIPMENT, NET ..................    1,475,062          408,231
  LAND RIGHTS ..................................       29,043           29,320
  RESTRICTED CASH ..............................       25,119           40,030
  NOTE RECEIVABLE ..............................         --              3,000
  DEFERRED LOAN COSTS, NET .....................       50,652           20,026
  DEFERRED INCOME TAXES ........................        1,867             --
  OTHER ASSETS .................................       30,864            8,654
                                                  -----------      -----------
      Total Assets .............................  $ 2,003,916      $   584,473
                                                  ===========      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Current maturities of long-term debt .......  $    15,253      $     2,901
    Accounts payable and accrued expenses ......       79,944           29,625
    Accrued interest payable ...................       69,034            2,498
    Due to affiliates, net .....................         --                 68
                                                  -----------      -----------
      Total Current Liabilities ................      164,231           35,092

  LONG-TERM DEBT, net of discount and
    current maturities .........................    1,389,114          494,471
  DEFERRED INCOME TAXES PAYABLE ................        4,209            4,181
  OTHER LONG TERM LIABILITIES ..................        5,190             --
                                                  -----------      -----------
      Total Liabilities ........................    1,562,744          533,744
                                                  -----------      -----------
  CAPITAL:
    Partners' Capital ..........................      484,377           51,305
    Accumulated Deficit ........................      (43,205)            (576)
                                                  -----------      -----------
      Total Capital ............................      441,172           50,729
                                                  -----------      -----------
      Total Liabilities and Capital ............  $ 2,003,916      $   584,473
                                                  ===========      ===========

    The accompanying notes are an integral part of these condensed consolidated balance sheets.

             TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                 AND
             TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996, THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND PERIOD FROM INCEPTION
              (JUNE 12, 1995) THROUGH SEPTEMBER 30, 1995
                             (unaudited)
                            (in thousands)

                                                                                               Period from
                                                                                                Inception
                                                     Three Months             Nine Months    (June 12, 1995)
                                                         Ended                  Ended           Through
                                                     September 30,           September 30,    September 30,
                                              ------------------------       -------------    -------------
                                                1996            1995             1996             1995
                                              --------        --------         --------          -------
  REVENUES:
    Gaming .................................  $298,414        $ 85,188         $586,775         $101,634
    Rooms ..................................    24,310           5,865           48,464            6,995
    Food and Beverage ......................    33,108          12,514           71,631           14,866
    Other ..................................     9,073           3,422           17,426            3,877
                                              --------        --------         --------          -------
     Gross Revenues ........................   364,905         106,989          724,296          127,372
  Less -- Promotional allowances ...........    36,251          12,094           74,636           14,071
                                              --------        --------         --------          -------
     Net Revenues ..........................   328,654          94,895          649,660          113,301
                                              --------        --------         --------          -------

  COSTS AND EXPENSES:
    Gaming .................................   167,899          45,296          337,510           52,681
    Rooms ..................................     4,872             431            9,767              783
    Food and Beverage ......................    14,186           4,777           30,310            6,654
    General and Administrative .............    54,612          18,592          120,031           22,597
    Depreciation and Amortization ..........    21,937           4,212           43,559            5,091
    Pre-Opening ............................     3,561             --            13,527              --
    Other ..................................     2,087             935            3,948            1,159
                                              --------        --------         --------          -------
                                               269,154          74,243          558,652           88,965
                                              --------        --------         --------          -------
     Income from operations ................    59,500          20,652           91,008           24,336
                                              --------        --------         --------          -------

  NON-OPERATING INCOME AND (EXPENSES):
    Interest income ........................     4,787           1,965            8,508            2,361
    Interest expense .......................   (43,697)        (15,850)         (97,844)         (19,177)
    Other non-operating income (expense) ...     5,691          (2,005)          14,873           (2,198)
                                              --------        --------         --------          -------
                                               (33,219)        (15,890)         (74,463)         (19,014)
                                              --------        --------         --------          -------
  Income before provision for state
   income taxes and extraordinary loss .....    26,281           4,762           16,545            5,322
  Provision for state income taxes .........        42             993               42            1,153
                                              --------        --------         --------          -------
  Income before extraordinary loss .........    26,239           3,769           16,503            4,169

  Extraordinary Loss .......................       --              --           (59,132)             --
                                              --------        --------         --------          -------
  NET INCOME (LOSS) ........................  $ 26,239        $  3,769         $(42,629)         $ 4,169
                                              ========        ========         ========          =======

    The accompanying notes are an integral part of this condensed consolidated financial statement.

             TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                 AND
             TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        CONDENSED CONSOLIDATED STATEMENT OF CAPITAL (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (unaudited)
                            (in thousands)

                                     Partners'     Accumulated
                                      Capital        Deficit            Total
                                     ---------     ------------       ---------
  Balance, December 31, 1995 ......  $ 51,305        $   (576)        $ 50,729
  Cancellation of Trump Note ......    (3,167)            --            (3,167)
  Contributed Capital--Taj Merger .   436,381             --           436,381
  Distributions to THCR ...........      (142)            --              (142)
  Net Loss ........................       --          (42,629)         (42,629)
                                     --------        --------         --------
  Balance, September 30, 1996 .....  $484,377        $(43,205)        $441,172
                                     ========        ========         ========

    The accompanying notes are an integral part of this condensed consolidated financial statement.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND PERIOD FROM INCEPTION
                   (JUNE 12, 1995) THROUGH SEPTEMBER 30, 1995
                                   (unaudited)
                                 (in thousands)

                                                                         Period from
                                                                           Inception
                                                           Nine Months  (June 12, 1995)
                                                              Ended         Through
                                                          September 30,  September 30,
                                                              1996           1995
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ......................................   $   (42,629)   $     4,169
Adjustments to reconcile net income to
 net cash flows from operating activities:
  Extraordinary loss ...................................        59,132           --
  Depreciation and amortization ........................        43,559          5,091
  Accretion of discounts on mortgage notes .............           132            127
  Amortization of deferred loan costs ..................         4,684           --
  Deferred income taxes ................................        (1,839)         1,153
  Provision for losses on receivables ..................         3,213            236
  Valuation allowance of CRDA investments
   and utilization of credits, net .....................         2,098           (528)
                                                           -----------    -----------
                                                                68,350         10,248

  Change in assets and liabilities, net of
   effects from purchase of Taj Mahal:
  Increase in receivables ..............................       (31,300)        (6,015)
  (Increase) decrease in inventories ...................           (97)           826
  (Increase) decrease in other current assets ..........        (5,493)         6,298
  (Increase) decrease in advances from affiliates ......        (1,963)           492
  (Increase) decrease in other assets ..................        (5,042)         5,742
  Increase (decrease) in accounts payable &
   accrued expenses ....................................         2,274         (2,802)
  Increase in income taxes payable .....................         1,867           --
  Increase (decrease) in accrued interest payable ......        20,560         (4,289)
  Decrease in other long-term liabilities ..............          (900)          --
                                                           -----------    -----------
    Net cash flows provided by operating activities ....        48,256         10,500
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ..............      (228,318)      (102,555)
  Restricted cash for short-term operating needs .......        12,013        (24,225)
  Cash restricted for future construction ..............        14,911        (71,750)
  Investment in Buffington Harbor ......................       (22,237)          --
  Investment in Trump's Castle .........................       (41,991)          --
  Distributions to THCR ................................          --             (194)
  CRDA Investments .....................................        (4,493)          --
  Purchase of Taj Holding, net of cash required ........        46,714           --
                                                           -----------    -----------
    Net cash flows used in investing activities ........      (223,401)      (198,724)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributed Capital ..................................       385,920        126,848
  Retirement of Plaza PIK Notes ........................          --          (81,746)
  Issuance of long-term debt-other .....................        40,231        144,849
  Retirement of long-term debt .........................    (1,156,836)          --
  Issuance of note receivable ..........................          --           (3,000)
  Issuance of Trump AC Mortgage Notes ..................     1,200,000           --
  Retirement of Nat West loan ..........................       (36,500)          --
  Payment of long-term debt-other ......................       (15,721)        (3,565)
  Cost of issuing debt .................................       (41,477)          --
                                                           -----------    -----------
    Net cash flows provided by financing activities ....       375,617        183,386
                                                           -----------    -----------
    Net increase (decrease) in cash and cash equivalents       200,472         (4,838)
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......   $    19,199    $    28,186
                                                           ===========    ===========

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $   219,671    $    23,348
                                                           ===========    ===========

CASH INTEREST PAID .....................................   $    28,186    $    22,848
                                                           ===========    ===========
Supplemental Disclosure of Non-Cash Activities:
    THCR purchased all of the capital stock of
     Taj Holding for $31,181 in cash and 323,423 shares
     of its common stock valued at $9,319. In addition,
     the contribution by Trump of his 50% interest in
     Taj Associates amounting to $40,500, net of the
     $10,000 payment to Bankers Trust, was recorded as
     minority interest. In conjunction with the
     acquisition, the accumulated deficit amounting to
     $108,574 was recorded as an increase to Property,
     Plant & Equipment
        Fair value of net assets acquired ..............     1,005,816
        Cash paid for the capital stock and payment to
          Bankers Trust ................................       (41,181)
        Minority interest of Trump .....................       (30,500)
                                                           -----------
          Liabilities assumed ..........................       934,135
                                                           ===========
    In connection with the purchase of the Specified
     Parcels, THCR issued 500,000 shares of Common Stock
     valued at $10,500.
    A note receivable from Trump in the amount of $3,167
     was forgiven.

          The accompanying notes are an integral part of this condensed consolidated financial statement.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (unaudited)


(1)  Organization and Operations

     The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), an entity which is currently owned approximately 75% by Trump Hotels & Casino Resorts, Inc. ("THCR"), and its subsidiaries: Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation ("THCR Funding"), Trump Atlantic City Associates, a New Jersey general partnership formerly known as Trump Plaza Holding Associates ("Trump AC"), and Trump Indiana, Inc., a Delaware corporation ("Trump Indiana"). Trump AC, through its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), and Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") and the Trump Taj Mahal Casino Resort (the "Taj Mahal"), respectively, located on The Boardwalk in Atlantic City, New Jersey. Trump AC also wholly owns a finance subsidiary, Trump Atlantic City Funding, Inc. ("Trump AC Funding"). THCR, THCR Holdings and THCR Funding commenced operations on June 12, 1995. Trump Indiana, which commenced operations on June 8, 1996, owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan, Indiana. THCR Holdings and THCR Funding have no operations other than to raise funds through the issuance and sale of debt securities. The ability of THCR Holdings and THCR Funding to service their debt is dependent on the successful operations of Trump AC and Trump Indiana. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Donald J. Trump ("Trump") engages in new gaming activities in emerging or established gaming jurisdictions.

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

     The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for a full year.

(2)  Public Offerings and Merger

     On June 12, 1995, THCR completed a public offering of 10,000,000 shares of its common stock, par value $.01 per share (the "Common Stock"), at $14.00 per share (the "1995 Stock Offering") for gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings and THCR Funding issued 151 @ 2% Senior Secured Notes due 2005 (the "THCR Senior Notes") for gross proceeds of $155,000,000 (the "1995 Note Offering" and, together with the 1995 Stock Offering, the "1995 Offerings"). THCR contributed $126,848,000 of the 1995 Stock Offering to THCR Holdings in exchange for an approximately 60% general partnership interest in THCR Holdings.

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

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               SEPTEMBER 30, 1996
                                   (unaudited)


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

          (c) the public offerings by (i) THCR of 12,500,000 shares of Common Stock (plus 750,000 shares of Common Stock issued in connection with the partial exercise of the underwriters' over-allotment opinion) (the "1996 Stock Offering") for net proceeds of $386,062,000 and (ii) Trump AC and Trump AC Funding of $1,200,000,000 aggregate principal amount of 11-1/4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes") (together with the 1996 Stock Offering, the "1996 Offerings");

          (d) the redemption of the outstanding shares of Taj Holding's Class B Common Stock, par value $.01 per share, immediately prior to the Taj Merger for $.50 per share in accordance with its terms;

          (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

          (f) the retirement of the outstanding 107 @ 8% Mortgage Notes due 2001 (the "Plaza Notes") of Trump Plaza Funding, Inc. ( "Plaza Funding");

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

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               SEPTEMBER 30, 1996
                                   (unaudited)

     As a result of the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of his direct and indirect ownership interests in Taj Associates and the contribution by THCR to Trump AC (on behalf, and at the direction, of THCR Holdings) of its indirect ownership interests in Taj Associates acquired in the Taj Merger, together with THCR's contribution to THCR Holdings of the proceeds from the 1996 Stock Offering, Trump's aggregate beneficial equity interest in THCR Holdings decreased from approximately 40% to approximately 25%, and THCR's aggregate beneficial equity interest in THCR Holdings increased from approximately 60% to approximately 75%. Trump's limited partnership interest in THCR Holdings represents his economic interest in the assets and operations of THCR Holdings. Accordingly, as of June 30, 1996, such limited partnership interest was convertible at Trump's option into 8,081,023 shares of Common Stock (subject to certain adjustments), representing approximately 25.1% of the outstanding shares of Common Stock.

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

     In connection with the Taj Merger Transaction, THCR purchased the Specified Parcels from Trump Taj Mahal Realty Corp., a corporation owned by Trump, and Taj Associates was released from its guarantee to First Union National Bank (the "Guarantee"). The aggregate cost of acquiring the Specified Parcels was $50,600,000 in cash and 500,000 shares of Common Stock valued at $10,500,000 (an average value of $21.00 per share based on the price of the Common Stock several days before and after the date of the amended Taj Merger Agreement). The obligation of Taj Associates which had been accrued with respect to the Guarantee ($17,923,000) was eliminated. In addition, THCR exercised the option to purchase a tower adjacent to Trump Plaza's main tower ("Trump Plaza East") for $28,084,000, which amount has been included in land and building.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               SEPTEMBER 30, 1996
                                   (unaudited)

     Assuming that the Taj Merger Transaction had occurred on January 1, 1996, unaudited pro forma information is as follows (in thousands):

                                                           Nine Months Ended
                                                          September 30, 1996
                                                          ------------------
         Revenues .....................................        $795,626
         Income from operations .......................         100,780
         Loss before extraordinary loss ...............          (3,207)
         Extraordinary loss ...........................         (59,132)
         Net loss .....................................         (62,339)

     The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transaction in fact occurred on January 1, 1996 or to project the results of operations for any future period. As THCR commenced operations on June 12, 1995, pro forma information for the nine months ended September 30, 1995 would not be meaningful.

(3)  License Revenue

     On June 30, 1996, Taj Associates entered into a Thermal Energy Service Agreement with Atlantic Jersey Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license for a period of 20 years to use, operate and maintain certain steam and chilled water production facilities at the Taj Mahal (the "Taj Thermal Agreement"). In consideration of the license, Atlantic Thermal paid Taj Associates $10,000,000, which amount has been included in other non-operating income during the nine months ended September 30, 1996.

     On September 26, 1996, Plaza Associates entered into a similar service agreement with respect to Trump Plaza with Atlantic Thermal (the "Plaza Thermal Agreement") in which Atlantic Thermal paid Plaza Associates $5,000,000 on September 30, 1996. This amount has been included in other non-operating income during the three month and nine month periods ended September 30, 1996.

(4)  Long Term Debt

     Long-term debt consists of the following:

                                         September 30, 1996   December 31, 1995
                                         ------------------   -----------------
     Trump AC Mortgage Notes (A) .......   $1,200,000,000        $     --
     Plaza Notes net of unamortized
      discount of $3,348,000 (B) .......            --            326,652,000
     THCR Senior Notes  (C) ............       155,000,000        155,000,000
     Other mortgage notes payable ......         3,521,000          2,953,000
     Other .............................        45,846,000         12,767,000
                                            --------------       ------------
                                             1,404,367,000        497,372,000
     Less -- Current maturities ........        15,253,000          2,901,000
                                            --------------       ------------
                                            $1,389,114,000       $494,471,000
                                            ==============       ============

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

(B) On June 24, 1993, Plaza Funding issued $330,000,000 principal amount of Plaza Notes net of discount of $4,313,000, and loaned the proceeds to Plaza Associates. The Plaza Notes were subsequently retired with the

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               SEPTEMBER 30, 1996
                                   (unaudited)


     proceeds of the offering of Trump AC Mortgage Notes (See Note 2). The retirement of the Plaza Notes and the write-off of related unamortized deferred financing costs of $9,325,000 resulted in an extraordinary loss of $59,132,000.

(C) On June 12, 1995, THCR Holdings and THCR Funding issued $155,000,000 principal amount of THCR Senior Notes. The THCR Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices specified in the indenture governing the THCR Senior Notes (the "THCR Senior Note Indenture "). Interest on these notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 1995, and is secured by substantially all of the assets of THCR Holdings. Costs associated with the issuance of these notes, totaling approximately $10,742,000, have been deferred and are being amortized over the life of the THCR Senior Notes.

(5)  Trump World's Fair

     Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) the former Trump Regency Hotel ("Trump World's Fair") (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical which are secured by certain real estate assets located in New York, unrelated to Plaza Associates or THCR Holdings. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates. On June 12, 1995, the option to purchase Trump World's Fair (the "Trump World's Fair Purchase Option") was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by THCR Holdings (see Note 2), and $1,850,000 of option payments made by Plaza Associates. In May 1996, Trump World's Fair was opened and integrated into Trump Plaza.

(6)  Investment in Buffington Harbor

     Trump Indiana and The Majestic Star Casino, LLC ("Barden") entered into an agreement relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of their separate riverboat casinos at Buffington Harbor. Each of Trump Indiana and Barden are equally responsible for the development and operating expenses at Buffington Harbor, and THCR is dependent on the ability of Barden to pay for its share of all future expenses. As of September 30, 1996, Trump Indiana had incurred approximately $3.3 million of expenses resulting from fees paid to Buffington Harbor. For the three and nine months ended September 30, 1996, $2,414,000 was charged to pre-opening expenses and $882,000 was charged to other operating expense by Trump Indiana.

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

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               SEPTEMBER 30, 1996
                                   (unaudited)


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

(9)  Commitments and Contingencies

     Casino Licenses. The operation of an Atlantic City casino hotel is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Trump Casino Services, L.L.C., a New Jersey limited liability company and a subsidiary of Trump AC ("Trump Services"), are required to maintain certain licenses.

     In June 1995, the New Jersey Casino Control Commission (the "CCC") renewed Plaza Associates' license to operate Trump Plaza through June 1999. In May 1996, the CCC granted Plaza Associates a license to operate Trump World's Fair through May 1997. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through June 1999. In June 1996, the CCC also granted Trump Services a license through July 1997. All these licenses are not transferable and their renewal will include a financial review of the relevant operating entities. Upon revocation, suspension for more than 120 days, or failure to renew a casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

     The operation of a gaming riverboat in Indiana is subject to Indiana's Riverboat Gambling Act and the administrative rules promulgated thereunder. In June 1996, the Indiana Gaming Commission (the "IGC") granted Trump Indiana a riverboat owner's license, which must be renewed by June 2001.

     Restricted Cash. As a condition to the 1995 Note Offering, THCR Holdings and THCR Funding entered into a Cash Collateral and Disbursement Agreement (the "Cash Collateral Agreement") with First Bank National Association, in its respective capacities as Trustee and Disbursement Agent (each as defined in the Cash Collateral Agreement). The Cash Collateral Agreement called for initial deposits to custodial accounts which are restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza for construction projects, including the exercise of the Trump World's Fair Purchase Option and construction projects at a hotel located at Trump Plaza East which has been integrated into Trump Plaza and Trump World's Fair and (c) the first two interest payments on the THCR Senior Notes. As of June 30, 1996, all funds were disbursed in accordance with the Cash Collateral Agreement.

     As of September 30, 1996, Trump Indiana has a $25,000,000 surety bond outstanding which guarantees state mandated municipal infrastructure improvements. The surety bond is secured by a $25,000,000 cash deposit with the surety. The surety bond expires on April 19, 1997, but will automatically be renewed on an annual basis unless notice is given sixty days in advance.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               SEPTEMBER 30, 1996
                                   (unaudited)


(10) THCR Funding Financial Information

     Financial information relating to THCR Funding is as follows (in thousands):

                                                            September 30, 1996
                                                            ------------------

   Total Assets (including THCR Senior Note Receivable
    of $155,000 and related interest receivable) ...............   $162,007
                                                                   ========

   Total Liabilities and Capital (including THCR Senior
    Note payable of $155,000 and related interest payable) .....   $162,007
                                                                   ========

                                                              Nine Months Ended
                                                             September 30, 1996
                                                             ------------------

   Interest Income .............................................   $ 18,019
                                                                   ========
   Interest Expense ............................................   $ 18,019
                                                                   ========
   Net Income ..................................................      --
                                                                   ========

(11) Subsequent Event--Acquisition of Trump's Castle Associates

     On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of Trump's Castle Associates, L.P. ("Castle Associates"), the owner and operator of Trump's Castle in Atlantic City, New Jersey (the "Acquisition").

     Pursuant to the terms of the Agreement, dated as of June 24, 1996, as amended (the "Agreement"), by and among THCR, THCR Holdings, Trump Casinos II, Inc., formerly known as TC/GP, Inc. ("TCI-II"), Trump's Castle Hotel & Casino, Inc. ("TCHI") and Trump, the aggregate consideration payable for all of the outstanding equity interests of Castle Associates (assuming, as of the date of the Agreement, a value of $30 per share for the Common Stock) was $176.9 million, payable in limited partnership interests in THCR Holdings (exchangeable into shares of Common Stock) and cash as set forth below. The consideration represented, as of the date of the Agreement, (A) $525.0 million (the agreed-upon value for the business and operations of Castle Associates) minus
(B) $314.0 million (the sum of all the aggregate principal amounts of (i) Castle Associates' capital lease obligations and indebtedness under the loan with PNC Bank, N.A. (as successor to Midlantic Bank, N.A.), (ii) Increasing Rate Subordinated Pay-in -Kind Notes due 2005 (the "Castle PIK Notes") of Trump's Castle Funding, Inc. ("Castle Funding") not held by THCR Holdings, (iii) 111 @ 2% Senior Secured Notes due 2000 of Castle Funding and (iv) 113 @ 4% Mortgage Notes due 2003 of Castle Funding (the "Castle Mortgage Notes") outstanding as of the date of the Agreement) minus (C) $40.8 million (the aggregate principal amount of all the Castle PIK Notes held by THCR Holdings estimated (on the date of the Agreement) to be outstanding as of the closing date of the Acquisition (the "Closing Date") less the aggregate discount at which Trump could have repurchased the Castle PIK Notes held by THCR Holdings) plus (D) $6.7 million (the estimated (as of the date of the Agreement) excess cash over the operating needs of Castle Associates on the Closing Date).

     As contemplated in the Agreement, on October 7, 1996, the Closing Date, the following transactions were effected:

          (i) Trump contributed to THCR Holdings his 61.5% equity interest in Castle Associates, in consideration of which he received a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of Common Stock (valuing each such share at $30.00 (the "THCR Stock Contribution Value"));

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               SEPTEMBER 30, 1996
                                   (unaudited)


          (ii) TCI-II contributed to THCR Holdings its 37.5% equity interest in Castle Associates, in consideration of which it received a 5.81009% limited partnership interest in THCR Holdings, exchangeable into 2,211,250 shares of Common Stock (valuing each such share at the THCR Stock Contribution Value); and

          (iii) THCR-TCHI Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR Holdings ("Merger Sub"), merged (the "TCHI Merger") with and into TCHI (holder of a 1% equity interest in Castle Associates) whereupon (x) each share of common stock of TCHI, par value $.01 per share (the "TCHI Common Stock"), outstanding immediately prior to the TCHI Merger was converted into the right to receive $.8845 in cash (the "TCHI Consideration") and each share of common stock of Merger Sub was converted into the right to receive one share of common stock of the surviving corporation of the TCHI Merger and (y) each holder of the outstanding warrants (the "Castle Warrants") issued under the Warrant Agreement, dated as of December 30, 1993, between TCHI and First Bank National Association, as warrant agent, became entitled to receive, for each former share of TCHI Common Stock for which each Castle Warrant was exercisable, an amount in cash equal to the TCHI Consideration.

     In the aggregate, Trump received (i) a limited partnership interest in THCR Holdings convertible into 5, 837,700 shares of Common Stock and (ii) $884,550 in cash. On October 7, 1996, the closing sale price of the Common Stock on the New York Stock Exchange was $22.625 per share.

     In connection with the Acquisition, Castle Associates was converted to a limited partnership with THCR Holdings as a 99% limited partner and TCHI, as the surviving corporation of the TCHI Merger, as a 1% general partner. The business and operations of Castle Associates will be managed by its sole general partner, TCHI. TCHI's Board of Directors includes, as of October 7, 1996, the three members appointed by the holders of the Castle Mortgage Notes and the Castle PIK Notes, as well as four other members appointed by THCR Holdings.

     As a result of the Acquisition, on October 7, 1996, THCR's and Trump's beneficial equity interest in THCR Holdings was approximately 63.4% and 36.6%, respectively, and Trump's beneficial equity interest in THCR Holdings was exchangeable into 13,918,723 shares of Common Stock. The Acquisition was approved by the stockholders of THCR on September 30, 1996.

     Castle Associates and TCHI have been designated unrestricted subsidiaries under the THCR Senior Note Indenture. All of THCR Holding's direct and indirect equity interests in Castle Associates were pledged to the trustee under the THCR Senior Note Indenture for the benefit of the holders of the THCR Senior Notes.

     The Acquisition was accounted as a purchase.

     Reference is made to the Quarterly Report on Form 10-Q of Castle Associates and Castle Funding for the quarterly period ended September 30, 1996, attached as an Exhibit hereto and incorporated herein by reference.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     On June 12, 1995, THCR consummated the 1995 Stock Offering, resulting in aggregate gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings and THCR Funding completed the 1995 Note Offering, resulting in aggregate gross proceeds of $155,000,000. The proceeds to THCR from the 1995 Stock Offering were contributed by THCR to THCR Holdings for an approximately 60% general partnership interest in THCR Holdings. THCR Holdings, in turn, used the net proceeds from the 1995 Offerings, through June 30, 1996, for the following purposes: (a) repurchase and redemption of the 121 @ 2% Pay-In-Kind Notes due 2003 of Trump AC (the "Plaza PIK Notes") (including accrued interest payable) for $86,209,000, (b) exercise of the Trump World's Fair Purchase Option for $58,150,000, (c) construction costs for Trump World's Fair of $43,850,000, (d) construction costs for Trump Plaza East of $15,150,000,
(e) construction and land acquisition costs of $34,762,000 for the riverboat at Buffington Harbor on Lake Michigan, Indiana (the "Indiana Riverboat"), (f) $5,688,000 for pre-opening costs at Trump Indiana and (g) payment of $24,225,000 for the first year of interest payments on the THCR Senior Notes. The balance of the proceeds were for general corporate purposes.

     The THCR Senior Note Indenture restricts the ability of THCR Holdings and its subsidiaries, as the case may be, to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment and the risks associated with THCR's proposed expansion plan, THCR's future operating results are highly conditional and could fluctuate significantly. Moreover, as a condition to the 1995 Note Offering, THCR Holdings and THCR Funding entered into the Cash Collateral Agreement, which called for initial deposits to custodial accounts which were restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza for construction projects, including the exercise of the Trump World's Fair Purchase Option and construction projects at Trump Plaza East and the Trump World's Fair, and (c) the first two interest payments on the THCR Senior Notes. As of June 30, 1996, all funds were disbursed in accordance with the Cash Collateral Agreement.

     In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the IGC.

     Cash flows from operating activities are THCR Holdings' principal source of liquidity. With the proceeds from the 1996 Offerings, THCR Holdings, among other things, retired the outstanding Taj Bonds, redeemed the outstanding Plaza Notes, satisfied the indebtedness of Taj Associates under its loan agreement with Nat West, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal and paid Bankers Trust to release certain liens and guarantees.

     With proceeds from the 1995 Offerings, THCR Holdings made a capital contribution of $146,859,000 to Trump AC and Plaza Associates. This contribution was used to repurchase and redeem the Plaza PIK Notes and warrants thereto (together with related accrued interest), exercise the Trump World's Fair Purchase Option and purchase Trump World's Fair and fund construction costs incurred in the renovation and integration of Trump Plaza East. During the nine months ended September 30, 1996, THCR Holdings made additional capital contributions of $35,500,000 to Plaza Associates to fund such construction costs. The renovations of Trump Plaza East were completed in February 1996 and of Trump World's Fair in May 1996. Capital expenditures for Trump AC were $186,502,000 for the nine months ended September 30, 1996, an increase of approximately $99,890,000 or 115.3% from the comparable period in 1995. Capital expenditures attributable to Trump Plaza East were approximately $36,877,000 and $14,296,000 for the nine months ended September 30, 1996 and 1995. Capital expenditures attributable to Trump World's Fair were approximately $56,007,000 and $64,685,000 for the nine months ended September 30, 1996 and 1995, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $2,769,000 and $7,631,000 for the nine months ended September 30, 1996 and 1995.

     On September 30, 1996, Plaza Associates exercised its option to purchase from Trump Seashore Associates, an entity beneficially owned by Trump, one of the parcels of land underlying Trump Plaza's main tower pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The exercise price of $14,500,000 was contributed by THCR.

     Capital expenditures attributable to the Taj Mahal were approximately $76,160,000 for the period April 17, 1996 through September 30, 1996. Capital expenditures for improvements to existing facilities were approximately $9,675,000 for the period April 17, 1996 through September 30, 1996. Capital expenditures for the purchase of property previously leased upon which a portion of the Taj Mahal is situated and Taj Merger closing costs amounted to approximately $61,808,000. Capital expenditures attributable to the expansion of the facility were approximately $4,677,000 for the period April 17, 1996 through September 30, 1996.

     Taj Associates has begun an expansion plan of its existing operations involving the construction of an approximately 800 room hotel tower adjacent to the existing hotel tower, a 2,000 space expansion of the existing self-parking facilities and related hotel infrastructure improvements. It is expected that the expansion budget of approximately $129,300,000 will be funded principally out of cash from operations of the Taj Mahal and Trump Plaza and is scheduled to be completed in phases from mid-1997 through the latter part of 1998.

     In addition to the approximately $96 million spent prior to commencing the operation of the Indiana Riverboat on June 8, 1996, during its initial five-year license term, an additional $57 million of funds (consisting of approximately $40 million for the construction of a hotel and other amenities and $17 million for infrastructure improvements and other municipal uses) will be required to be spent by Trump Indiana in connection with the Indiana Riverboat facility and related commitments, including commitments required in connection with the licensure process. The sources of the initial $96 million included: $62 million from the proceeds of the 1995 Offerings and the 1996 Offerings, $17.5 million from vessel financing, $14.2 million from equipment financing (including approximately $9 million for slot machines) and $1.9 million from operating leases. The remaining $57 million required to be spent over the initial five-year license term is expected to be funded with cash from operations and/or proceeds from the 1996 Offerings.

     Trump Indiana is a party to a loan and security agreement, as amended, with debis Financial Services, Inc. ("dFS") pursuant to which dFS provided, subject to the terms and conditions thereof, $17.5 million in financing for the gaming vessel.

     At September 30, 1996, THCR Holdings had combined working capital of $141,027,000. The combined working capital included a receivable from the New Jersey Casino Reinvestment Development Authority (the "CRDA") of approximately $7,400,000 for reimbursable improvements made to Trump Plaza East, which receivable is currently the subject of litigation.

     As a result of the Acquisition and Castle Associates' designation as an unrestricted subsidiary under the THCR Senior Note Indenture, THCR Holdings has the ability to advance funds, subject to the limitations and restrictions set forth in the THCR Senior Note Indenture, to Castle Associates for working capital, debt service and other purposes. It is contemplated that THCR Holdings may fund up to $5 million to Castle Associates for such purposes.

Important Factors Relating to Forward Looking Statements

     In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of THCR Holdings and THCR Funding, THCR Holdings and THCR Funding note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of THCR Holdings and THCR Funding. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of THCR Holdings and THCR Funding are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by THCR Holdings and THCR Funding or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

Results of Operations: Operating Revenues and Expenses

     THCR Holdings' partnership agreement provides that all business activities of THCR must be conducted by THCR Holdings or subsidiary partnerships or corporations. As a result of the 1995 Offerings, the Taj Merger Transaction and the acquisition of Plaza Associates and Taj Associates by THCR Holdings in connection therewith, THCR Holdings' results of operations are primarily those of Plaza Associates, Taj Associates and Trump Indiana, and the results of operations included in the Statement of Operations reflect Plaza Associates' results of operations for the three and nine month period ended September 30, 1996, Taj Associates' results of operations for the period April 17, 1996 to September 30, 1996, and Trump Indiana's results of operations from June 8, 1996 to September 30, 1996.

     As previously discussed, THCR and THCR Holdings commenced operations on June 12, 1995 and, therefore, there are no comparable results. Neither THCR Holdings nor any of its subsidiaries had any significant operating history, other than Plaza Associates, although THCR Holdings has incurred certain expenses including interest on the THCR Senior Notes, and Trump Indiana has incurred significant expenses relating to the development of the Indiana Riverboat. In addition, THCR Holdings acquired Taj Associates on April 17, 1996.

     Comparison of Three-Month Periods Ended September 30, 1996 and 1995. The following table includes selected data of Plaza Associates, Taj Associates and Trump Indiana for the three months ended September 30, 1996 and of Plaza Associates for the three months ended September 30, 1995:

                                                           Three Months Ended September 30,
                                      -----------------------------------------------------------------------------
                                                                                                          1996
                                         1995         1996         1996         1996         1996         THCR
                                         Plaza        Plaza         Taj       Trump AC       Trump      Holdings
                                      Associates   Associates   Associates  Consolidated*   Indiana   Consolidated*
                                      ----------   ----------   ----------  -------------   -------   -------------
                                                                    (in thousands)
  Revenues:
   Gaming ...........................  $ 85,188     $111,165     $150,816     $261,981       $36,433     $298,414
   Other ............................    21,801       33,230       32,341       65,571           920       66,491
                                       --------     --------     --------     --------       -------     --------
    Gross Revenue ...................   106,989      144,395      183,157      327,552        37,353      364,905
  Less: Promotional Allowances ......    12,094       18,029       18,222       36,251           --        36,251
                                       --------     --------     --------     --------       -------     --------
    Net Revenue .....................    94,895      126,366      164,935      291,301        37,353      328,654
                                       --------     --------     --------     --------       -------     --------
  Costs & Expenses:
   Gaming ...........................    45,296       66,745       83,582      150,327        17,572      167,899
   Pre-opening ......................       --           501          --           501         3,060        3,561
   General & Admin. .................    17,080       24,157       19,972       44,129         7,043       54,612
   Depreciation & Amortization ......     3,956        6,206       14,049       20,255         1,458       21,937
   Other ............................     6,143       10,269        9,420       19,711         1,434       21,145
                                       --------     --------     --------     --------       -------     --------
    Total Costs and Expenses ........    72,475      107,878      127,023      234,923        30,567      269,154
                                       --------     --------     --------     --------       -------     --------
  Income from Operations ............    22,420       18,488       37,912       56,378         6,786       59,500
  Non-operating Expenses ............   (11,630)      (7,470)     (23,576)     (30,630)       (2,845)     (33,219)
  Provision for Income Taxes ........      (993)         (42)         --           (42)          --           (42)
                                       --------     --------     --------     --------       -------     --------
  Net Income (Loss) .................  $  9,797     $ 10,976     $ 14,336     $ 25,706       $ 3,941     $ 26,239
                                       ========     ========     ========     ========       =======     ========

----------
* Intercompany eliminations and expenses of THCR Holdings are not separately shown.

     Gaming revenues were $298,414,000 for the three months ended September 30, 1996, an increase of $213,226,000 or 250.3% from gaming revenues of $85,188,000 for the comparable period in 1995. The increase in gaming revenues consists of $150,816,000 from Taj Associates since the date of acquisition, April 17, 1996, and $36,433,000 from Trump Indiana, in addition to an increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as marketing initiatives.

     Slot revenues were $187,358,000 for the three months ended September 30, 1996, an increase of $128,459,000 or 218.1% from slot revenues of $58,899,000 for the comparable period in 1995. This increase is directly attributable to the acquisition of Taj Associates, which contributed $78,832,000 in slot revenues, and Trump Indiana, which contributed $26,411,000 in slot revenues. Plaza Associates' slot revenues were $82,115,000 for the three months ended September 30, 1996, an increase of $23,216,000 or 39.4% from slot revenues of $58,899,000 for the three months ended September 30, 1995. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $105,521,000 for the three months ended September 30, 1996, an increase of $79,232,000 or 301.4% from $26,289,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, which contributed $66,449,000 in table games revenues with a corresponding $384,966,000 in table games drop (i.e., the dollar value of chips purchased). Trump Indiana contributed $10,022,000 to the increase in table games revenues. Plaza Associates' table games revenues of $29,050,000 for the three months ended September 30, 1996 increased by $2,761,000 or 10.5% from the comparable period in 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 9.8% for the three months ended September 30, 1996.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $4,713,000 in poker revenue, $400,000 in race simulcasting revenue and $422,000 in keno revenue for the three months ended September 30, 1996.

     Other revenues were $66,491,000 for the three months ended September 30, 1996, an increase of $44,690,000 or 205% from other revenues of $21,801,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. The increase is directly attributable to the acquisition of Taj Associates, which generated $32,341,000 in other revenue for the three months ended September 30, 1996 and $920,000, primarily beverage revenue from Trump Indiana. Plaza Associates' other revenue was $33,230,000 for the three months ended September 30, 1996, an increase of $11,429,000 or 52.4% from the comparable period in 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $36,251,000 for the three months ended September 30, 1996, an increase of $24,157,000 or 199.7% from promotional allowances of $12,094,000 for the three months ended September 30, 1995. Taj Associates generated $18,222,000 in promotional allowances for the three months ended September 30, 1996. Plaza Associates experienced an increase in promotional allowances to $18,029,000 or 49.1% from promotional allowances of $12,094,000 in the comparable period in 1995. Plaza Associates' increase is primarily attributable to the additional rooms at Trump World's Fair and Trump Plaza East as well as increases in marketing initiatives during the three months ended September 30, 1996.

     Gaming costs and expenses were $167,899,000 for the three months ended September 30, 1996, an increase of $122,603,000 or 271% from $45,296,000 for the comparable period in 1995. This increase was primarily attributable to Taj Associates' gaming costs and expenses of $83,582,000 for the three months ended September 30, 1996 as well as $17,572,000 from Trump Indiana. Gaming costs and expenses for Plaza Associates were $66,745,000, an increase of $21,449,000 or 47.4% from $45,296,000 for the comparable period in 1995. Plaza Associates' increase is primarily due to increased promotional and operational expenses resulting from operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996, as well as taxes associated with increased levels of gaming during the comparable period in 1995.

     General and administrative expenses were $54,612,000 for the three months ended September 30, 1996, an increase of $36,020,000 or 193.7% from general and administrative expenses of $18,592,000 for the comparable period in 1995. This increase is primarily due to the acquisition of Taj Associates, which incurred $19,972,000 in general and administrative expenses and an increase of $6,686,000 from Trump Indiana. Plaza Associates' increase of $7,077,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair. General and administrative expenses for THCR Holdings (unconsolidated) were $3,440,000 for the three months ended September 30, 1996, an increase of $2,285,000 from the comparable period in 1995. This increase is primarily attributable to compensation awards.

     Pre-opening expenses of $501,000 were incurred by Plaza Associates for the three months ended September 30, 1996 and reflect the costs associated with opening Trump World's Fair in May 1996. Trump Indiana incurred $3,060,000 in pre-opening expenses for the three months ended September 30, 1996, of which $2,414,000 is related to the joint venture with Barden.

     Other expenses were $21,145,000 for the three months ended September 30, 1996, an increase of $15,002,000 or 244.2% from the comparable period in 1995. Other expenses include costs associated with operatingTrump Plaza's and the Taj Mahal's hotels. The increase over the comparable period reflects Taj Associates' $9,420,000 of other expenses and $1,434,000 from Trump Indiana. Plaza Associates' other expenses increased by $4,126,000 or 67.2% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both having opening dates in 1996.

     Income from operations was $59,500,000 for the three months ended September 30, 1996, an increase of $38,848,000 or 188.1% from income from operations of $20,652,000 for the comparable period in 1995. Taj Associates contributed $37,912,000 of income from operations which was partially offset by an increase in operating losses of $2,253,000 for the three months ended September 30, 1996 from THCR Holdings (unconsolidated). Plaza Associates contributed $18,488,000 during the three months ended September 30, 1996, a decrease of $3,932,000 or 17.5% from the comparable period in 1995. Trump Indiana contributed $6,786,000 during the three months ended September 30, 1996, an increase of $7,143,000 from the comparable period in 1995.

     Interest expense was $43,697,000 for the three months ended September 30, 1996, an increase of $27,847,000 or 175.7% from interest expense of $15,850,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, which has incurred $23,828,000 of interest expense for the three months ended September 30, 1996. Plaza Associates reflects an increase of $2,823,000 in interest expense due in part to the issuance of the Trump AC Mortgage Notes. Trump Indiana incurred $929,000 in interest expense for the three months ended September 30, 1996, primarily due to lease financing.

     Other non-operating income was $5,691,000 for the three months ended September 30, 1996, an increase of $7,696,000 from the comparable period in 1995. Non-operating income consists of a one-time $5,000,000 non-refundable licensing fee recorded by Plaza Associates resulting from the Plaza Thermal Agreement. Plaza Associates also reflects a decrease in non-operating expense of $2,016,000 or from $2,005,000 for the comparable period in 1995. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East.

     Comparison of Nine-Month Periods Ended September 30, 1996 and 1995. The following table includes selected data of Plaza Associates, Taj Associates (since the date of acquisition, April 17, 1996) and Trump Indiana (since the opening date of the Indiana Riverboat, June 8, 1996) for the nine months ended September 30, 1996 and of Plaza Associates for the nine months ended September 30, 1995:

                                                            Nine Months Ended September 30,
                                      ----------------------------------------------------------------------------
                                         1995         1996         1996         1996         1996        1996
                                         Plaza        Plaza         Taj       Trump AC       Trump   THCR Holdings
                                      Associates   Associates   Associates  Consolidated*   Indiana  Consolidated*
                                      ----------   ----------   ----------  -------------   -------  -------------
                                                                    (in thousands)
  Revenues:
   Gaming ...........................  $224,499     $281,511     $260,500     $542,011      $ 44,764     $586,775
   Other ............................    55,261       79,655       56,698      136,353         1,168      137,521
                                       --------     --------     --------     --------      --------     --------
    Gross Revenue ...................   279,760      361,166      317,198      678,364        45,932      724,296
  Less: Promotional Allowances ......    28,611       42,549       32,087       74,636           --        74,636
                                       --------     --------     --------   ----------      --------     --------
    Net Revenue .....................   251,149      318,617      285,111      603,728        45,932      649,660
                                       --------     --------     --------   ----------      --------     --------
  Costs & Expenses:
   Gaming ...........................   121,987      168,466      147,438      315,904        21,606      337,510
   Pre-opening ......................       --         3,833          --         3,833         9,694       13,527
   General & Admin. .................    51,073       62,388       39,509      101,897         8,944      120,031
   Depreciation & Amortization ......    11,792       16,652       24,805       41,457         1,814       43,559
   Other ............................    18,080       25,200       17,262       42,484         1,541       44,025
                                       --------     --------     --------   ----------      --------     --------
    Total Costs and Expenses ........   202,932      276,539      229,014      505,575        43,599      558,652
                                       --------     --------     --------   ----------      --------     --------
  Income from Operations ............    48,217       42,078       56,097       98,153         2,333       91,008
  Non-operating Income Expenses .....   (37,577)     (29,641)     (33,210)     (62,401)       (5,234)     (74,463)
  Extraordinary Loss ................    (9,250)     (59,132)         --       (59,132)          --       (59,132)
  Provision for Income Taxes ........      (993)         (42)         --           (42)          --           (42)
                                       --------     --------     --------   ----------      --------     --------
  Net Income (Loss) .................  $    397     $(46,737)    $ 22,887   $  (23,422)     $ (2,901)    $(42,629)
                                       ========     ========     ========   ==========      ========     ========

----------
* Intercompany eliminations and expenses of THCR Holdings are not separately shown.

     Gaming revenues were $586,775,000 for the nine months ended September 30, 1996, an increase of $362,276,000 or 161.4% from gaming revenues of $224,499,000 for the comparable period in 1995. The increase in gaming revenues consists of $260,500,000 from Taj Associates since the date of acquisition and $44,764,000 from Trump Indiana since the opening of the Indiana Riverboat on June 8, 1996, in addition to an increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as marketing initiatives.

     Slot revenues were $376,273,000 for the nine months ended September 30, 1996, an increase of $223,955,000 or 147.0% from slot revenues of $152,318,000 for the comparable period in 1995. This increase is directly attributable to the acquisition of Taj Associates, which contributed $140,093,000 in slot revenues, and Trump Indiana, which contributed $33,034,000 in slot revenues. Plaza Associates' slot revenues were $203,146,000 for the nine months ended September 30, 1996, an increase of $50,828,000 or 33.4% from slot revenues of $152,318,000 for the nine months ended September 30, 1995. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $200,701,000 for the nine months ended September 30, 1996, an increase of $128,520,000 or 178.1% from $72,181,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates which contributed $110,606,000 in table games revenue with a corresponding $645,990,000 in table games drop (i.e., the dollar value of chips purchased). Trump Indiana contributed $11,730,000 to the increase in table game revenues. Plaza Associates' table games revenues of $78,365,000 for the nine months ended September 30, 1996 increased by $6,184,000 or 8.6% from the comparable period in 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 9.8% for the nine months ended September 30, 1996.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $8,360,000 in poker revenues, $722,000 in race simulcasting revenues and $719,000 in keno revenues since its acquisition date.

     Other revenues were $137,521,000 for the nine months ended September 30, 1996, an increase of $82,260,000 or 148.9% from other revenues of $55,261,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. The increase is directly attributable to the acquisition of Taj Associates, which generated $56,698,000 in other revenues since its acquisition date, and $1,168,000 primarily beverage revenues, from Trump Indiana. Plaza Associates' other revenues were $79,655,000 for the nine months ended September 30, 1996, an increase of $24,394,000 or 44.1% from the comparable period in 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $74,636,000 for the nine months ended September 30, 1996, an increase of $46,025,000 or 160.9% from promotional allowances of $28,611,000 for the nine months ended September 30, 1995. Taj Associates generated $32,087,000 in promotional allowances since its acquisition date. Plaza Associates experienced an increase in promotional allowances to $42,549,000 or 48.7% from promotional allowances of $28,611,000 in the comparable period in 1995. Plaza Associates' increase is primarily attributable to the additional rooms at Trump World's Fair and Trump Plaza East as well as increases in marketing initiatives during the nine months ended September 30, 1996.

     Gaming costs and expenses were $337,510,000 for the nine months ended September 30, 1996, an increase of $215,523,000 or 176.7% from $121,987,000 for the comparable period in 1995. This increase was primarily attributable to Taj Associates' gaming costs and expenses of $147,438,000 since its acquisition as well as $21,606,000 from Trump Indiana. Gaming costs and expenses for Plaza Associates were $168,466,000, an increase of $46,479,000 or 38.1% from $121,987,000 for the comparable period in 1995. Plaza Associates' increase is primarily due to increased promotional and operational expenses resulting from operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996, as well as taxes associated with increased levels of gaming during the comparable period in 1995.

     General and administrative expenses were $120,031,000 for the nine months ended September 30, 1996, an increase of $67,194,000 or 127.2% from general and administrative expenses of $52,837,000 for the comparable period in 1995. This increase is primarily due to the acquisition of Taj Associates, which incurred $39,509,000 in general and administrative expenses since its acquisition, and an increase of $8,551,000 to $8,944,000 from the comparable period in 1995 from Trump Indiana. Plaza Associates' increase of $11,315,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair. THCR Holdings (unconsolidated) had general and administrative expenses of $9,190,000 for the nine months ended September 30, 1996, an increase of $7,819,000 from the period since inception, June 12, 1995, to September 30, 1995. This increase is primarily attributable to compensation awards.

     Pre-opening expenses of $3,833,000 were incurred by Plaza Associates and reflect the costs associated with opening Trump World's Fair in May 1996. Trump Indiana incurred $9,694,000 of pre-opening expenses for the nine months ended September 30, 1996.

     Other expenses were $44,025,000 for the nine months ended September 30, 1996, an increase of $25,945,000 or 143.5% from the comparable period in 1995. Other expenses include costs associated with operating Trump Plaza's and the Taj Mahal's hotels. The increase over the comparable period reflects Taj Associates' $17,262,000 of other expenses since its date of acquisition and $1,541,000 from Trump Indiana. Plaza Associates' other expenses increased by $7,120,000 or 39.4% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both having opening dates in 1996.

     Income from operations was $91,008,000 for the nine months ended September 30, 1996, an increase of $44,853,000 or 97.2% from income from operations of $46,155,000 for the comparable period in 1995. Taj

Associates contributed $56,097,000 of income from operations since its acquisition which was partially offset by an increase in operating losses of 7,809,000 for the nine months ended September 30, 1996 from THCR Holdings (unconsolidated). Plaza Associates contributed $42,078,000 during the nine months ended September 30, 1996, a decrease of $6,139,000 or 12.7% from the comparable period in 1995. Trump Indiana contributed an increase of $2,726,000 to income from operations from the comparable period in 1995.

     Interest expense was $97,844,000 for the nine months ended September 30, 1996, an increase of $56,151,000 or 134.7% from interest expense of $41,693,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, which has incurred $43,668,000 of interest expense since its date of acquisition. Plaza Associates reflects $34,409,000 of interest expense at September 30, 1996. THCR Holdings incurred an increase of $11,569,000, primarily due to the issuance of the THCR Senior Notes in June 1995. Trump Indiana incurred $924,000 in interest expenses at September 30, 1996.

     Other non-operating income was $14,873,000 for the nine months ended September 30, 1996, an increase of $17,071,000 from the comparable period in 1995. Non-operating income includes $15,000,000 of non-refundable licensing fees resulting from the Plaza Thermal Agreement and the Taj Thermal Agreement. Plaza Associates reflects a decrease in non-operating expense of $1,391,000 from the comparable period in 1995. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East.

     The extraordinary loss of $59,132,000 for the nine months ended September 30, 1996 is related to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996. The extraordinary loss of $9,250,000 for the nine months ended September 30, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of the Plaza PIK Notes and the warrants issued in connection with the Plaza PIK Notes on June 12, 1995.

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

     Various legal proceedings are now pending against THCR Holdings. THCR Holdings considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR Holdings believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR Holdings.

     On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates and TCI-II. The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with the Acquisition and seek an injunction, damages and an accounting.

     On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates, Trump Casinos, Inc., TCI-II, TCHI and Salomon Brothers Inc ("Salomon"). The Plaintiff claims that the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Acquisition. The Plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached that Agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Acquisition. The plaintiff seeks removal of the directors of THCR, an injunction, rescission and damages.

     THCR Holdings and the other defendants in the foregoing actions believe that the suits are without merit and intend to contest vigorously the allegations against them.

ITEM 2 -- CHANGES IN SECURITIES

     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 -- OTHER INFORMATION

     On October 23, 1996, Trump Services, Plaza Associates, Taj Associates and Castle Associates entered into an Amended and Restated Services Agreement (the "Services Agreement"), pursuant to which Trump Services, in order to generate efficiencies and realize synergies through consolidation of operations, will provide certain management, financial and other functions necessary and incidental to the operations of each of Trump Plaza, the Taj Mahal and Trump's Castle. Trump Services, a wholly owned subsidiary of Trump AC, will receive no compensation for providing the services, other than payments to fund the costs and expenses incurred in connection therewith.

     Reference is made to the Services Agreement, attached as an Exhibit hereto and incorporated herein by reference.

ITEM 6 --EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

          Exhibit No.                        Description of Exhibit
          -----------                        ----------------------

          3.9.2 Third Amended and Restated Agreement of Limited Partnership of Trump Hotels & Casino Resorts Holdings, L.P., dated as of October 7, 1996.

          4.20 Pledge Agreement, dated as of October 7, 1996, by and between Trump Hotels & Casino Resorts Holdings, L.P. and First Bank National Association, as trustee.

          4.21 Pledge Agreement, dated as of October 7, 1996, by and between Trump's Castle Hotel & Casino, Inc. and First Bank National Association, as trustee.

          10.65.1 Amended and Restated Services, dated as of October 23, 1996, by and among Trump Plaza Associates, Trump Taj Mahal Associates, Trump's Castle Associates, L.P. and Trump Casino Services, L.L.C.

          10.67 Amendment to the Second Amended and Restated Partnership Agreement of Trump's Castle Associates, dated as of October 7, 1996.

          10.67.1 Third Amended and Restated Partnership Agreement of Trump's Castle Associates, L.P., dated as of October 7, 1996.

          10.68 Thermal Energy Service Agreement, dated as of September 26, 1996, by and between Atlantic Jersey Thermal Systems, Inc. and Trump Plaza Associates.

          27.1 Financial Data Schedule of Trump Hotels & Casino Resorts Holdings, L.P.

          27.2 Financial Data Schedule of Trump Hotels & Casino Resorts Funding, Inc.

          99.1 Quarterly Report on Form 10-Q of Trump's Castle Associates, L.P. and Trump's Castle Funding, Inc. for the quarterly period ended September 30, 1996.

     b.   Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning July 1, 1996 and ending September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                           (Registrant)

                                 By: Trump Hotels & Casino Resorts, Inc.,
                                     its general partner

Date: November 14, 1996

                                 By: /s/ NICHOLAS L. RIBIS
                                    ------------------------------------------
                                         Nicholas L. Ribis
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and Director
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                           (Registrant)

  Date: November 14, 1996

                                 By: /s/ NICHOLAS L. RIBIS
                                    ------------------------------------------
                                         Nicholas L. Ribis
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and Director
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)