Form 10-Q
period 1997-03-31
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 1997-05-14
CIK 943322, 943323

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

      INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO _____
                                                   ---

      THE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF TRUMP HOTELS & CASINO RESORTS FUNDING, INC. AS OF MAY 9, 1997 WAS 100.

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

================================================================================

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                                       AND

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                                   ----------

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.
                                                                        --------

PART I -- FINANCIAL INFORMATION

      ITEM 1 -- Financial Statements

        Condensed Consolidated Balance Sheets of Trump Hotels & Casino
         Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
         Funding, Inc. as of March 31, 1997 (unaudited) and December
         31, 1996 ........................................................     1

        Condensed Consolidated Statements of Operations of Trump
         Hotels & Casino Resorts Holdings, L.P. and Trump Hotels &
         Casino Resorts Funding, Inc. for the Three Months Ended March
         31, 1997 and 1996 (unaudited) ...................................     2

        Condensed Consolidated Statement of Capital of Trump Hotels &
         Casino Resorts Holdings, L.P. and Trump Hotels & Casino
         Resorts Funding, Inc. for the Three Months Ended March 31,
         1997 (unaudited) ................................................     3

        Condensed Consolidated Statements of Cash Flows of Trump
         Hotels & Casino Resorts Holdings, L.P. and Trump Hotels &
         Casino Resorts Funding, Inc. for the Three Months Ended March
         31, 1997 and 1996 (unaudited) ...................................     4

        Notes to Condensed Consolidated Financial Statements of Trump
         Hotels & Casino Resorts Holdings, L.P. and Trump Hotels &
         Casino Resorts Funding, Inc. (unaudited) ........................  5-12

      ITEM  2 -- Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................... 13-17

      ITEM  3 -- Quantitative and Qualitative Disclosures About Market
                  Risk ...................................................    17

PART II -- OTHER INFORMATION

      ITEM  1 -- Legal Proceedings .......................................    18
      ITEM  2 -- Changes in Securities ...................................    18
      ITEM  3 -- Defaults Upon Senior Securities .........................    18
      ITEM  4 -- Submission of Matters to a Vote of Security Holders .....    18
      ITEM  5 -- Other Information .......................................    18
      ITEM  6 -- Exhibits and Reports on Form 8-K ........................ 18-19

  SIGNATURES

   SIGNATURE-- Trump Hotels & Casino Resorts Holdings, L.P. ..............    20
   SIGNATURE-- Trump Hotels & Casino Resorts Funding, Inc. ...............    21

                         PART I -- FINANCIAL INFORMATION

      ITEM  1 -- FINANCIAL STATEMENTS

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                                       AND

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                       MARCH 31,    DECEMBER 31,
                                                         1997          1996
                                                      -----------   -----------
                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ........................  $   187,814   $   175,745
  Receivables, net .................................       57,175        54,395
  Inventories ......................................       11,110        10,710
  Prepaid expenses and other current assets ........       11,551        12,729
                                                      -----------   -----------
    Total Current Assets ...........................      267,650       253,579

INVESTMENT IN CASTLE PIK NOTES .....................       46,319        44,191
INVESTMENT IN BUFFINGTON HARBOR, L.L.C .............       46,165        45,782
PROPERTY AND EQUIPMENT, NET ........................    2,014,598     2,009,261
DEFERRED LOAN COSTS, NET ...........................       46,600        48,602
OTHER ASSETS .......................................       57,782        54,017
                                                      -----------   -----------
    Total Assets ...................................  $ 2,479,114   $ 2,455,432
                                                      ===========   ===========

                             LIABILITIES AND CAPITAL
CURRENT LIABILITIES:

  Current maturities of long-term debt .............  $    19,575   $    19,356
  Accounts payable and accrued expenses ............      130,023       117,811
  Accrued interest payable .........................       75,611        28,393
  Due to affiliates, net ...........................          157         1,171
                                                      -----------   -----------
    Total Current Liabilities ......................      225,366       166,731

LONG-TERM DEBT, net of current maturities ..........    1,710,393     1,713,425
DEFERRED INCOME TAXES PAYABLE ......................        4,272         4,272
OTHER LONG TERM LIABILITIES ........................       13,086        10,309
                                                      -----------   -----------
    Total Liabilities ..............................    1,953,117     1,894,737
                                                      -----------   -----------
CAPITAL:
  Partners' Capital ................................      639,607       652,503
  Accumulated Deficit ..............................     (113,610)      (91,808)
                                                      -----------   -----------
    Total Capital ..................................      525,997       560,695
                                                      -----------   -----------
    Total Liabilities and Capital ..................  $ 2,479,114   $ 2,455,432
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              1997        1996
                                                           ---------   --------
REVENUES:

  Gaming ................................................  $ 316,889   $ 74,270
  Rooms .................................................     21,625      5,798
  Food and Beverage .....................................     34,967     11,383
  Other .................................................      9,717      2,100
                                                           ---------   --------
   Gross Revenues .......................................    383,198     93,551
Less-- Promotional allowances ...........................     39,818     10,683
                                                           ---------   --------
   Net Revenues .........................................    343,380     82,868
                                                           ---------   --------
COSTS AND EXPENSES:
  Gaming ................................................    198,774     44,126
  Rooms .................................................      7,101      2,271
  Food and Beverage .....................................     12,578      4,094
  General and Administrative ............................     67,501     18,857
  Depreciation and Amortization .........................     27,072      4,527
  Pre-Opening ...........................................       --        2,110
                                                           ---------   --------
                                                             313,026     75,985
                                                           ---------   --------
   Income from operations ...............................     30,354      6,883
                                                           ---------   --------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income .......................................      1,964        771
  Interest expense ......................................    (52,599)   (16,026)
  Other non-operating expense ...........................       --       (1,375)
                                                           ---------   --------
                                                             (50,635)   (16,630)
                                                           ---------   --------
Loss before equity in loss of Buffington Harbor, L.L.C.,
 and income taxes .......................................    (20,281)    (9,747)
Equity in loss of Buffington Harbor, L.L.C ..............       (638)      --
Provision for income taxes ..............................       (883)      --
                                                           ---------   --------
NET LOSS ................................................  $ (21,802)  $ (9,747)
                                                           =========   ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                        PARTNERS'     ACCUMULATED
                                         CAPITAL        DEFICIT          TOTAL
                                        --------       ---------       --------

  Balance, December 31, 1996            $652,503       $ (91,808)      $560,695
  Purchase of 1,250,000 shares
    of THCR Common Stock                 (12,896)            --         (12,896)
  Net Loss                                   --          (21,802)       (21,802)
                                        --------       ---------       --------
  Balance, March 31, 1997               $639,607       $(113,610)      $525,997
                                        ========       =========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   1997        1996
                                                                                ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .....................................................................  $ (21,802)  $ (9,747)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Equity in loss of Buffington Harbor, L.L.C .................................        638       --
  Depreciation and amortization ..............................................     27,072      4,527
  Payment-In-Kind interest in Castle PIK Notes ...............................     (2,128)      --
  Accretion of discounts on mortgage notes ...................................        755        112
  Amortization of deferred loan costs ........................................      2,002        718
  Provision for losses on receivables ........................................      2,295        317
  Valuation allowance of CRDA investments and amortization of
   Indiana gaming costs ......................................................      2,712         86
                                                                                ---------   --------
                                                                                   11,544     (3,987)
  Change in assets and liabilities:
  Increase in receivables ....................................................     (5,075)      (903)
  Increase in inventories ....................................................       (400)       (31)
  Decrease in other current assets ...........................................      1,361         72
  Increase (decrease) in advances due to affiliates ..........................     (1,014)       225
  Increase in other assets ...................................................     (4,326)      (725)
  Increase in accounts payable & accrued expenses ............................     12,894      4,031
  Increase in accrued interest payable .......................................     47,218     14,976
  Increase in other long-term liabilities ....................................      2,777       --
                                                                                ---------   --------
    Net cash flows provided by operating activities ..........................     64,979     13,658

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ....................................    (30,897)   (35,689)
  Cash restricted for future construction ....................................       --       22,480
  Investment in Buffington Harbor, L.L.C .....................................     (1,021)      (505)
  CRDA Investments ...........................................................     (3,238)      (926)
                                                                                ---------   --------
    Net cash flows used in investing activities ..............................    (35,156)   (14,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of THCR Common Stock ..............................................    (12,896)      --
  Issuance of long-term debt-other ...........................................       --        4,168
  Payment of long-term debt-other ............................................     (4,858)      (777)
                                                                                ---------   --------
    Net cash flows provided by (used in) financing activities ................    (17,754)     3,391
                                                                                ---------   --------
    Net increase in cash and cash equivalents ................................     12,069      2,409
                                                                                ---------   --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................  $ 175,745   $ 19,199
                                                                                =========   ========

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................  $ 187,814   $ 21,608
                                                                                =========   ========
CASH INTEREST PAID ...........................................................  $   1,904   $    203
                                                                                =========   ========
Supplemental Disclosure of Non-Cash Activities:
  Purchase of property and equipment under capital lease obligations .........  $   1,400   $  9,987
                                                                                =========   ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) ORGANIZATION AND OPERATIONS

      The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and subsidiaries, an entity which is currently owned approximately 62.2% by Trump Hotels & Casino Resorts, Inc. ("THCR"), as a general partner, and approximately 37.8% by Donald J. Trump ("Trump"), as a limited partner, and those of Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding"). Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Accordingly, such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock"). The accompanying consolidated financial statements include those of the following wholly owned subsidiaries of THCR Holdings:

      o Trump Atlantic City Associates ("Trump AC") and its subsidiaries, Trump Plaza Associates ("Plaza Associates") and Trump Taj Mahal Associates ("Taj Associates"). Plaza Associates owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") located in Atlantic City, New Jersey. Taj Associates owns and operates the Trump Taj Mahal Casino Resort (the "Taj Mahal") located in Atlantic City, New Jersey.

      o Trump Indiana, Inc. ("Trump Indiana"). Trump Indiana, which commenced operations on June 8, 1996, owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan, Indiana (the "Indiana Riverboat").

      o Trump's Castle Associates, L.P. ("Castle Associates"). Castle Associates owns and operates Trump's Castle Casino Resort ("Trump's Castle") located in Atlantic City, New Jersey.

      All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

      The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

      The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.

      The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for a full year.

      THCR and THCR Holdings commenced operations on June 12, 1995. THCR and THCR Holdings have no operations and their ability to service their debt is dependent on the successful operations of Trump AC, Trump Indiana and Castle Associates. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging or established gaming jurisdictions.

(2) PUBLIC OFFERINGS AND MERGER

      On June 12, 1995, THCR completed a public offering of 10,000,000 shares of THCR Common Stock at $14.00 per share (the "1995 Stock Offering") for gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings, together with its subsidiary, THCR Funding, issued 15 1/2% Senior Secured Notes due 2005 (the "Senior Notes") for gross proceeds of $155,000,000 (the "1995 Note Offering" and, together with the 1995 Stock Offering, the "1995 Offerings"). From the proceeds of the 1995 Stock Offering, THCR contributed $126,848,000 to THCR Holdings, in exchange for an approximately 60% general partnership interest in THCR Holdings.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Prior to the 1995 Offerings, Trump was the sole stockholder of THCR and the sole beneficial owner of THCR Holdings. Concurrent with the 1995 Offerings, Trump contributed to THCR Holdings his 100% beneficial interest in Plaza Associates. Trump also contributed to THCR Holdings all of his existing interests and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in Taj Associates and Castle Associates. In exchange for his contributions to THCR Holdings, Trump received an approximately 40% limited partnership interest in THCR Holdings.

      On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Taj Merger Agreement"), pursuant to which a wholly owned subsidiary of THCR was merged (the "Taj Merger") with and into Taj Mahal Holding Corp., a Delaware corporation now known as THCR Holding Corp. ("Taj Holding"), each outstanding share of Class A Common Stock of Taj Holding (the "Taj Holding Class A Common Stock"), which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of THCR Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. In addition, the outstanding shares ofTaj Holding's Class C Common Stock, all of which were held by Trump, were canceled in connection with the Taj Merger. The following transactions occurred in connection with the Taj Merger (collectively referred to as the"Taj Merger Transaction"):

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

            (c) the public offerings by (i) THCR of 12,500,000 shares of THCR Common Stock (plus 750,000 shares of THCR Common Stock issued in connection with the partial exercise of the underwriters' over-allotment option) (the "1996 Stock Offering") for net proceeds of $386,062,000 and
      (ii) Trump AC and Trump Atlantic City Funding, Inc. ("Trump AC Funding") of $1,200,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes") (together with the 1996 Stock Offering, the "1996 Offerings");

            (d) the redemption of the outstanding shares of Taj Holding's Class B Common Stock immediately prior to the Taj Merger for $.50 per share in accordance with its terms;

            (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds ");

            (f) the retirement of the outstanding 10 7/8% Mortgage Notes due 2001 (the "Plaza Notes ") of Trump Plaza Funding, Inc.;

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

            (j) the payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            (k) the issuance to Trump of warrants (the "Trump Warrants") to purchase an aggregate of 1,800,000 shares of THCR Common Stock, (i) 600,000 shares of which may be purchased on or prior to April 17, 1999 at $30 per share, (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000 at $35 per share and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001 at $40 per share.

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

      The Taj Merger Transaction has been accounted for as a "purchase" for accounting and reporting purposes and the results of Taj Associates have been included in the accompanying financial statements since the date of the Taj Merger. Accordingly, the excess of the purchase price over the fair value of the net assets acquired ($200,782,000), which was allocated to land ($7,979,000) and building ($192,803,000) based on an appraisal on a pro rata basis, consists of the following:

            (a) $40,500,000, representing the payment of $30.00 for each of the 1,350,000 shares of Taj Holding Class A Common Stock. Holders of 298,739 shares of Taj Holding Class A Common Stock elected to receive 323,423 shares of THCR Common Stock and holders of 1,051,261 shares of Taj Holding Class A Common Stock elected to receive $31,181,000 in cash;

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

      On October 7, 1996, the closing date of the Castle Acquisition, the following transactions were effected:

            (a) Trump contributed to THCR Holdings his 61.5% equity interest in Castle Associates, in consideration for which he received a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of THCR Common Stock (valuing each share at $28.80 based on the price of the THCR Common Stock several days before and after the date of the Agreement (the "THCR Stock Contribution Value"));

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            (b) TCI-II contributed to THCR Holdings its 37.5% equity interest in Castle Associates, in consideration for which it received a 5.81009% limited partnership interest in THCR Holdings, exchangeable into 2,211,250 shares of THCR Common Stock (valuing each share at the THCR Stock Contribution Value); and

            (c) THCR-TCHI Merger Corp., a Delaware corporation and a wholly owned subsidiary of THCR Holdings, merged with and into TCHI (holder of a 1% equity interest in Castle Associates) whereupon (i) each holder of common stock of TCHI and (ii) each holder of the outstanding warrants (the "Castle Warrants") received an aggregate of $1,769,000 in cash.

      In the aggregate, Trump received a limited partnership interest in THCR Holdings convertible into 5,837,700 shares of THCR Common Stock. The contribution by Trump of his equity interests was valued at $168,126,000 (valuing each share at the THCR Stock Contribution Value).

      The Castle Acquisition has been accounted for as a "purchase" for accounting and reporting purposes and the results of Castle Associates have been included in the accompanying financial statements since the date of acquisition. Accordingly, the excess of the purchase price over the fair value of the net assets acquired ($196,109,000) was allocated to land ($38,438,000) and building ($157,671,000) based on an appraisal on a pro rata basis, and consisted of the following:

            (a) $168,126,000, representing the value assigned to the 5,837,700 shares of THCR Common Stock received by Trump for the contribution of his equity interests;

            (b) $1,769,000 in cash, representing the amounts paid for the shares of TCHI's Common Stock and outstanding Castle Warrants;

            (c) $20,714,000, representing the negative book value of Castle Associates at the date of the Castle Acquisition; and

            (d) 5,500,000 of fees and expenses associated with the Castle Acquisition.

      As a result of the contribution by Trump to THCR Holdings of his ownership interests in Castle Associates, Trump's aggregate beneficial equity interest in THCR Holdings increased from approximately 25% to 36.6% and THCR's aggregate beneficial equity interest in THCR Holdings decreased from approximately 75% to approximately 63.4%.

      Unaudited pro forma information, excluding extraordinary loss, assuming that the Taj Merger and the Castle Acquisition had occurred on January 1, 1996, is as follows:

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 1996
                                                             ------------------
              Net Revenues ................................      $276,129,000
              Income from operations ......................        20,053,000
              Loss before extraordinary loss ..............      $(30,349,000)

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

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   Reclassifications

      Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(3) LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                      MARCH 31,         DECEMBER 31,
                                                                        1997               1996
                                                                   --------------     --------------
Trump AC Mortgage Notes(a) ...................................     $1,200,000,000     $1,200,000,000
Senior Notes(b) ..............................................        145,000,000        145,000,000
Castle Associates' 11 3/4% Mortgage Notes due 2003 (the
 "Castle Mortgage Notes"), net of unamortized discount of
 $32,385,000 and $33,071,000, respectively(c) ................        209,756,000        209,070,000
Castle Associates' Increasing Rate Subordinated Pay-In-Kind
 Notes (the "Castle PIK Notes") due 2005, net of
 unamortized discount of $7,440,000 and $7,509,000,
 respectively(d) .............................................         63,300,000         63,231,000
Castle Associates Term Loan(e) ...............................         34,358,000         34,833,000
Castle Associates' 11 1/2% Senior Secured Notes due 2000 (the
  "Castle Senior Notes ")(f) .................................         27,000,000         27,000,000
Mortgage notes payable .......................................          3,407,000          3,407,000
Other notes payable ..........................................         47,147,000         50,240,000
                                                                   --------------     --------------
                                                                    1,729,968,000      1,732,781,000
                                                                   --------------     --------------
Less--current maturities .....................................         19,575,000         19,356,000
                                                                   $1,710,393,000     $1,713,425,000
                                                                   ==============     ==============

----------
(a) In connection with the Taj Merger Transaction, $1,200,000,000 of Trump AC Mortgage Notes were issued by Trump AC and Trump AC Funding. The proceeds of the offering of Trump AC Mortgage Notes were used to complete the Taj Merger Transaction, as discussed in Note 2. Costs associated with the issuance of the Trump AC Mortgage Notes, totalling approximately $44,200,000 have been deferred and are being amortized over the life of the Trump AC Mortgage Notes.

(b) On June 12, 1995, THCR Holdings and THCR Funding issued $155,000,000 principal amount of Senior Notes. The Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices as defined and mature in 2005. During 1996, THCR Holdings redeemed $10,000,000 of the Senior Notes. Interest on these notes is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15,1995, and is secured by substantially all of the assets of THCR Holdings. Costs associated with the issuance of the Senior Notes totaling approximately $10,742,000 were deferred and are being amortized using the effective interest method over the life of the Senior Notes.

(c) The Castle Mortgage Notes bear interest, payable in cash, semiannually, at 11 3/4% and mature on November 15, 2003. In the event the Castle PIK Notes, discussed below, are redeemed prior to November 15, 1998, the interest rate on the Castle Mortgage Notes will be reduced to 11 1/2%.
      The Castle Mortgage Notes may be redeemed at the option of Trump's Castle Funding, Inc. ("Castle Funding") at a specified percentage of the principal amount commencing in 1998. The Castle Mortgage Notes are secured by a mortgage on Trump's Castle and substantially all of the other assets of Castle Associates.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(d) The Castle PIK Notes bear interest, payable at Castle Funding's option, in whole or in part in cash and through the issuance of additional Castle PIK Notes, semiannually at the rate of 13 7/8% through November 15, 2003. After November 15, 2003, interest on the Castle PIK Notes is payable in cash at the rate of 13 7/8%. The Castle PIK Notes mature on November 15, 2005 and may be redeemed at Castle Funding's option at 100% of the principal amount under certain conditions.

      On June 23, 1995, Castle Associates entered into an option agreement with Hamilton Partners, L.P. ( "Hamilton ") which granted Castle Associates an option (the "Option ") to acquire the Castle PIK Notes owned by Hamilton. The Option was granted to Castle Associates in consideration of $1,900,000 of aggregate payments to Hamilton. The Option was exercisable at a price equal to 60% of the aggregate principal amount of the Castle PIK Notes delivered by Hamilton, with accrued but unpaid interest, plus 100% of the Castle PIK Notes issued to Hamilton as interest subsequent to June 23, 1995. On May 21, 1996, Castle Associates assigned the Option to THCR Holdings, which, on that same date, exercised the Option and acquired approximately 90% of the Castle PIK Notes outstanding for approximately $38,700,000, in exchange for which THCR Holdings received an aggregate of approximately $59,300,000 of Castle PIK Notes.

      THCR Holdings has recorded its investment in the Castle PIK Notes at cost, plus accrued interest, in the accompanying balance sheet, as THCR Holdings' investment in the Castle PIK Notes has been pledged as collateral to the Senior Notes.

(e) Castle Associates has a term loan with a bank (the "Term Loan") with a maturity date of May 28, 2000, and bearing interest at a rate of 3% above the bank's prime rate, but in no event less than 9% per annum.

(f) On December 28, 1993, Castle Funding issued $27,000,000 of Castle Senior Notes. Interest on the Castle Senior Notes is payable semiannually at the rate of 11 1/2%; however, in the event that the Castle PIK Notes are redeemed prior to November 15, 1998, the interest rate will be reduced to 11 1/4%. The Castle Senior Notes mature on November 15, 2000, and are subject to a sinking fund, which requires the retirement of 15% of the Castle Senior Notes on each November 15, 1998 and 1999.

(4) COMMITMENTS AND CONTINGENCIES

    New Jersey Casino License Renewal

      The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Castle Associates are required to maintain certain licenses. Casino licenses must be renewed periodically, are not transferable, are dependent on the financial stability of the licensee and can be revoked at any time.

      In June 1995, the New Jersey Casino Control Commission (the "CCC") renewed Plaza Associates', Taj Associates' and Castle Associates' licenses to operate Trump Plaza, the Taj Mahal and Trump's Castle. The CCC renewed each casino license for a period of four years through 1999. Upon revocation, suspension for more than 120 days, or failure to renew a casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

    Indiana Gaming Regulations

      The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act (the "Riverboat Act") and the administrative rules promulgated thereunder. In June 1996, the Indiana Gaming Commission (the "IGC") granted Trump Indiana a riverboat owner's license, which must be renewed by 2001. The IGC may place restrictions, conditions or requirements on the permanent riverboat

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

owner's license. An owner's initial license expires five years after the effective date of the license, and unless the owner's license is terminated, expires or is revoked, the owner's license may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Riverboat Act. Indiana is a new gaming jurisdiction and the emerging regulatory framework is not yet complete. The IGC has adopted certain rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of Trump Indiana.

    Trump Indiana Certificate of Suitability

      As a condition to the Certificate of Suitability, Trump Indiana has committed to invest approximately $153,000,000 in the Indiana Riverboat, including certain related projects of the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to commence riverboat excursions as required by the IGC may result in revocation of the Certificate of Suitability. There can be no assurance that Trump Indiana will be able to comply with the terms of the Certificate of Suitability. As part of the $153,000,000 commitment discussed above, Trump Indiana is obligated to fund $18,500,000 of specified economic development and infrastructure projects of the City of Gary. This obligation is being accrued over the five-year license period. To date, no payments for the City of Gary projects have been made. As of March 31, 1997, Trump Indiana had paid $10,000,000 for a surety bond which guarantees the mandated municipal infrastructure improvements. This amount is included in other assets in the accompanying March 31, 1997 condensed consolidated balance sheet.

    City of Gary Development Agreement

      Trump Indiana has entered into a Development Agreement with the City of Gary to promote the economic development, urban development and employment of citizens of the City of Gary. As part of the $153,000,000 Certificate of Suitability investment described above and in addition to the $18,500,000 off-site development infrastructure projects described above, Trump Indiana contributed $5,205,000 to the City of Gary.

(5) TRUMP WORLD'S FAIR

      Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) Trump World's Fair (including the land, improvements and personal property used in the operation of the hotel (the "Trump World's Fair Purchase Option") and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical which are secured by certain real estate assets located in New York, unrelated to Plaza Associates. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates.

      On June 12, 1995, the Trump World's Fair Purchase Option was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by THCR Holdings (See Note 1), and $1,850,000 of option payments made by Plaza Associates.

      In connection with the Taj Merger Transaction described in Note 1, Plaza Associates exercised its option to purchase Trump Plaza East. The purchase price of $28,084,000 has been included in land and building in the accompanying consolidated financial statements.

(6) INVESTMENT IN BUFFINGTON HARBOR

      Trump Indiana and The Majestic Star Casino, LLC ("Barden") have an agreement relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of their separate riverboat casinos at Buffington Harbor. Each of Trump Indiana and Barden is equally responsible for the development and operating expenses at Buffington Harbor.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

(7) PURCHASE OF THCR COMMON STOCK

      On January 6, 1997, the Board of Directors of THCR (the "Board of Directors") authorized the repurchase by THCR Holdings of up to 1,250,000 shares of THCR Common Stock from time to time in the open market or privately negotiated transactions. On March 10, 1997, the Board of Directors authorized the repurchase of up to an additional 1,250,000 shares of THCR Common Stock. The repurchase program is effective until the end of 1997. As of March 31, 1997, THCR Holdings had repurchased 1,250,000 shares of THCR Common Stock.

(8) THCR FUNDING FINANCIAL INFORMATION

      Financial information relating to THCR Funding is as follows (in thousands):

                                                                    MARCH 31,  DECEMBER 31,
                                                                      1997         1996
                                                                    --------     --------
      Total Assets (including the Senior Notes Receivable of
       $145,000 and related interest receivable) as of
       March 31, 1997 and December 31, 1996, respectively .....     $151,555     $145,936
                                                                    ========     ========
      Total Liabilities and Capital (including the Senior Notes
       payable of $145,000 and related interest payable)
       as of March 31, 1997 and December 31, 1996,respectively      $151,555     $145,936
                                                                    ========     ========
                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    ---------------------
                                                                      1997         1996
                                                                    --------     --------
      Interest Income .........................................     $ 5,619      $ 6,006
                                                                    ========     ========
      Interest Expense ........................................     $(5,619)     $(6,006)
                                                                    ========     ========
      Net Income ..............................................          --           --
                                                                    ========     ========

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

      On June 12, 1995, THCR consummated the 1995 Stock Offering, resulting in aggregate gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings and THCR Funding completed the 1995 Note Offering, resulting in aggregate gross proceeds of $155,000,000. The proceeds to THCR from the 1995 Stock Offering were contributed by THCR to THCR Holdings for an approximately 60% general partnership interest in THCR Holdings. THCR Holdings, in turn, used the net proceeds from the 1995 Offerings, through June 30, 1996, for the following purposes: (a) repurchase and redemption of the 12 1/2% Pay-in-Kind Notes due 2003 of Plaza Associates (the "Plaza PIK Notes") (including accrued interest payable) for $86,209,000, (b) exercise of the Trump World's Fair Purchase Option for $58,150,000, (c) construction costs for Trump World's Fair of $43,850,000, (d) construction costs for Trump Plaza East of $15,150,000, (e) construction and land acquisition costs of $34,762,000 for the Indiana Riverboat, (f) $5,688,000 for pre-opening costs at Trump Indiana and (g) payment of $24,225,000 for the first year of interest payments on the Senior Notes. The balance of the proceeds was used for general corporate purposes.

      The indenture governing the Senior Notes (the "Senior Note Indenture") restricts the ability of THCR Holdings and its subsidiaries, as the case may be, to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment and the risks associated with THCR's proposed expansion plan, THCR's future operating results are highly conditional and could fluctuate significantly. Moreover, as a condition to the 1995 Note Offering, THCR Holdings and THCR Funding entered into the Cash Collateral Agreement, which called for initial deposits to custodial accounts which were restricted in use for (a) Trump Indiana for the ship and land projects, (b) Trump Plaza for construction projects, including the exercise of the Trump World's Fair Purchase Option and construction projects at Trump Plaza East and the Trump World's Fair, and (c) the first two interest payments on the Senior Notes. As of June 30, 1996, all funds were disbursed in accordance with the Cash Collateral Agreement.

      In addition, the ability of (i) Plaza Associates and Taj Associates (through Trump AC) and (ii) Castle Associates to make payments of dividends or distributions to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the IGC.

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

      With proceeds from the 1995 Offerings, THCR Holdings made a capital contribution of $172,859,000 in Trump AC and Plaza Associates. This contribution was used to repurchase and redeem the Plaza PIK Notes and related warrants (together with related accrued interest), exercise the Trump World's Fair Purchase Option and purchase Trump World's Fair and to fund construction costs incurred in the renovation and integration of Trump Plaza East. The renovation of Trump Plaza East was completed in February 1996, and Trump World's Fair in May 1996.

      Capital expenditures for Trump AC were $29,412,000 for the three months ended March 31, 1997, an increase of approximately $1,359,000 or 4.8% from the comparable period in 1996. Capital expenditures for improvements to Trump Plaza's existing facilities were $4,253,000 and $2,378,000 for the three months ended March 31, 1997 and 1996, respectively. Capital expenditures attributable to Trump Plaza East were approximately $4,611,000 for the three months ended March 31, 1996. Capital expenditures attributable to Trump World's Fair were approximately $22,428,000 for the three months ended March 31, 1996.

      On January 2, 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The exercise price and associated closing costs of $10,144,000 were paid and contributed by THCR.

      Capital expenditures attributable to the Taj Mahal were $15,015,000 for the three months ended March 31, 1997. Capital expenditures for improvements to existing facilities were approximately $2,340,000 for the three months ended March 31, 1997. Capital expenditures attributable to the expansion of the facility were approximately $12,675,000 for the three months ended March 31, 1997.

      The expansion at the Taj Mahal (the "Taj Mahal Expansion") consists of the construction of a new 15-bay bus terminal which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which is expected to be completed in May 1997, and an approximate 7,000 square-foot casino expansion with 250 slot machines expected to be completed in June 1997. It is expected that the budget for the Taj Mahal Expansion of approximately $41.7 million will be funded principally out of cash from operations of Taj Associates and Plaza Associates.

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

      Castle Associates' capital expenditures for 1997 are anticipated to be approximately $7.0 million and principally consist of hotel room renovations, as well as ongoing casino floor improvements, parking garage upgrades and Marina leasehold improvements. In addition, during 1997, Castle Associates commenced a $5.0 million project to retheme the property with a nautical emphasis and rename it Trump Marina. Capital expenditures of $584,000 were incurred during the three months ended March 31, 1997, primarily for the previously mentioned projects.

      At March 31, 1997, THCR Holdings had combined working capital of $42,284,000. The combined working capital included a receivable from the New Jersey Casino Reinvestment Development Authority (the "CRDA") of approximately $2,836,000 for reimbursable improvements made to Trump Plaza East.

      As a result of the Castle Acquisition and Castle Associates' designation as an unrestricted subsidiary under the Senior Note Indenture, THCR Holdings has the ability to advance certain funds to Castle Associates for working capital, debt service and other purposes.

RESULTS OF OPERATIONS: OPERATING REVENUES AND EXPENSES

      THCR Holdings' partnership agreement provides that all business activities of THCR must be conducted by THCR Holdings or subsidiary partnerships or corporations. As a result of the 1995 Offerings, the Taj Merger Transaction and the acquisition of Plaza Associates and Taj Associates by THCR Holdings in connection therewith and the Castle Acquisition, THCR Holdings' results of operations included in the Statement of Operations are primarily those of Plaza Associates, Taj Associates, Castle Associates and Trump Indiana for the three month period ended March 31, 1997.

      The results of operations for the quarter ended March 31, 1996 are primarily those of Plaza Associates; however, THCR Holdings had incurred certain expenses including interest on the Senior Notes, and Trump Indiana had incurred significant expenses relating to the development of the Indiana Riverboat prior to its commencement of operations on June 8, 1996. In addition, THCR Holdings acquired Taj Associates on April 17, 1996 and Castle Associates on October 7, 1996.

         Comparison of Three-Month Periods Ended March 31, 1997 and 1996. The following table includes selected data of Plaza Associates, Taj Associates, Castle Associates and Trump Indiana for the three months ended March 31, 1997 and of Plaza Associates for the three months ended March 31, 1996:

                                                             THREE MONTHS ENDED MARCH 31,
                                  ---------------------------------------------------------------------------------
                                                                                                          1997
                                     1996        1997       1997        1997        1997       1997       THCR
                                     PLAZA       PLAZA       TAJ      TRUMP AC      TRUMP     TRUMP'S   HOLDINGS
                                  ASSOCIATES  ASSOCIATES ASSOCIATES CONSOLIDATED*  INDIANA    CASTLE  CONSOLIDATED*
                                  ----------  ---------- ---------- -------------  -------    ------  -------------
                                                                    (IN THOUSANDS)
  Revenues:
   Table Games                      $24,438   $ 21,981    $ 57,328    $ 79,309    $11,236     $18,544    $109,089
   Slots                             49,832     64,889      66,392     131,281     26,536      45,143     202,960
   Other Gaming                         --         --        4,553       4,553        --          287       4,840
                                    -------   --------    --------    --------    -------     -------    --------
    Sub-Total Gaming                 74,270     86,870     128,273     215,143     37,772      63,974     316,889
   Other                             19,281     24,510      26,663      51,173      1,040      14,096      66,309
                                    -------   --------    --------    --------    -------     -------    --------
    Gross Revenue                    93,551    111,380     154,936     266,316     38,812      78,070     383,198
  Less: Promotional Allowances       10,683     13,423      16,540      29,963        209       9,646      39,818
                                    -------   --------    --------    --------    -------     -------    --------
    Net Revenue                      82,868     97,957     138,396     236,353     38,603      68,424     343,380
                                    -------   --------    --------    --------    -------     -------    --------
  Costs and Expenses:
   Gaming                            44,126     55,222      79,196     134,418     23,322      41,034     198,774
   Pre-opening                          479        --          --          --         --          --          --
   General & Admin.                  17,698     20,514      22,240      42,746      6,905      16,173      67,501
   Depreciation & Amortization        4,523      6,539      14,200      20,761      1,260       5,041      27,072
   Other                              6,365      8,632       7,604      16,236        712       2,731      19,679
                                    -------   --------    --------    --------    -------     -------    --------
    Total Costs and Expenses         73,191     90,907     123,240     214,161     32,199      64,979     313,026
                                    -------   --------    --------    --------    -------     -------    --------
  Income from Operations              9,677      7,050      15,156      22,192      6,404       3,445      30,354
                                    -------   --------    --------    --------    -------     -------    --------
  Non-operating Income (Exp.)        (1,180)       160         390         814        394          69       1,964
  Interest Expense                   (9,751)   (12,193)    (23,668)    (35,861)    (2,949)    (12,198)    (52,599)
                                    -------   --------    --------    --------    -------     -------    --------
    Total Non-operating Income      (10,931)   (12,033)    (23,278)    (35,047)    (2,555)    (12,129)    (50,635)
                                    -------   --------    --------    --------    -------     -------    --------
  Loss in Joint Venture                 --         --          --          --        (638)        --         (638)
  Income Tax                            --         --          --          --        (883)        --         (883)
                                    -------   --------    --------    --------    -------     -------    --------
  Net Income (Loss)                $ (1,254)  $ (4,983)   $ (8,122)  $ (12,855)   $ 2,328    $ (8,684)  $ (21,802)
                                    =======   ========    ========    ========    =======     =======    ========

----------

* Intercompany eliminations and expenses of THCR Holdings are not separately shown.

      Gaming revenues were $316,889,000 for the three months ended March 31, 1997, an increase of $242,619,000 or 326.7% from gaming revenues of $74,270,000 for the comparable period in 1996. The increase in gaming revenues consists of $128,273,000 from Taj Associates, $63,974,000 from Castle Associates and $37,772,000 from Trump Indiana, in addition to a $12,600,000 or 17.0% increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East and the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as marketing initiatives.

      Slot revenues were $202,960,000 for the three months ended March 31, 1997, an increase of $153,128,000 or 307.3% from slot revenues of $49,832,000 for the comparable period in 1996. This increase is directly attributable to the acquisition of Taj Associates, which contributed $66,392,000 in slot revenues, the acquisition of Castle Associates, which contributed $45,143,000 in slot revenues, and the opening of the Indiana Riverboat, which contributed $26,536,000 in slot revenues. Plaza Associates' slot revenues were $64,889,000 for the three months ended March 31, 1997, an increase of $15,057,000 or 30.2% from slot revenues of $49,832,000 for the three months ended March 31, 1996. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

      Table games revenues were $109,089,000 for the three months ended March 31, 1997, an increase of $84,651,000 or 346.4% from $24,438,000 for the comparable period in 1996. This increase is attributable to the acquisition of Taj Associates, which contributed $57,328,000 in table games revenues. The acquisition of Castle Associates contributed $18,544,000 and the opening of the Indiana Riverboat contributed $11,236,000 to the increase in table games revenues. Plaza Associates' table games revenues of $21,981,000 for the three months ended March 31, 1997 decreased by $2,457,000 or 10.1% from the comparable period in 1996. Plaza Associates' decrease is primarily due to a decrease in the hold percentage from 16.9% to 13.8% offset by an increase in table games drop (dollar value of chips purchased) by 10.1% for the three months ended March 31, 1997.

      In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $3,999,000 in poker revenue, $323,000 in race simulcasting revenue and $231,000 in keno revenue for the three months ended March 31, 1997. Castle Associates generated $287,000 in other gaming revenues for the three months ended March 31, 1997.

      Other revenues were $66,309,000 for the three months ended March 31, 1997, an increase of $47,028,000 or 243.9% from other revenues of $19,281,000 for the comparable period in 1996. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. The increase is directly attributable to the acquisition of Taj Associates and Castle Associates, which generated $26,663,000 and $14,096,000, respectively, in other revenue for the three months ended March 31, 1997 and $1,040,000 from Trump Indiana, which has no rooms revenue. Plaza Associates' other revenue was $24,510,000 for the three months ended March 31, 1997, an increase of $5,229,000 or 27.1% from the comparable period in 1996. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

      Promotional allowances were $39,818,000 for the three months ended March 31, 1997, an increase of $29,135,000 or 272.7% from promotional allowances of $10,683,000 for the three months ended March 31, 1996. Taj Associates generated $16,540,000 in promotional allowances for the three months ended March 31, 1997. Castle Associates generated $9,646,000 and Trump Indiana generated $209,000 in promotional allowances for the three months ended March 31, 1997. Plaza Associates experienced an increase in promotional allowances to $13,423,000 or 25.6% from promotional allowances of $10,683,000 in the comparable period in 1996. Plaza Associates' increase is primarily attributable to the additional rooms at Trump World's Fair and Trump Plaza East as well as increases in marketing initiatives during the three months ended March 31, 1997.

      Gaming costs and expenses were $198,774,000 for the three months ended March 31, 1997, an increase of $154,648,000 or 350.4% from $44,126,000 for the comparable period in 1996. This increase was primarily attributable to Taj Associates' gaming costs and expenses of $79,196,000 for the three months ended March 31, 1997 as well as $41,034,000 and $23,322,000 from Castle Associates and Trump Indiana, respectively. Gaming costs and expenses for Plaza Associates were $55,222,000, an increase of $11,096,000 or 25.1% from $44,126,000 for the comparable period in 1996. Plaza Associates' increase is primarily due to increased promotional and operational expenses resulting from operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996, as well as taxes associated with increased levels of gaming during the comparable period in 1996.

      General and administrative expenses were $67,501,000 for the three months ended March 31, 1997, an increase of $48,644,000 or 258.0% from general and administrative expenses of $18,857,000 for the comparable period in 1996. This increase is primarily due to the acquisition of Taj Associates and Castle Associates, which incurred $22,240,000 and $16,173,000, respectively, in general and administrative expenses and $6,905,000 from Trump Indiana, which includes a $500,000 management fee payable to THCR Holdings. Plaza Associates' increase of $2,816,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair. General and administrative expenses for THCR Holdings (unconsolidated) were $2,177,000 for the three months ended March 31, 1997, an increase of $1,018,000 from the comparable period in 1996. This increase is primarily attributable to allocated salaries and wages and legal costs.

      Pre-opening expenses of $479,000 were incurred by Plaza Associates for the three months ended March 31, 1996 and reflect the costs associated with opening Trump World's Fair in May 1996. Trump Indiana incurred $1,631,000 in pre-opening expenses for the three months ended March 31, 1996.

      Other expenses were $19,679,000 for the three months ended March 31, 1997, an increase of $13,314,000 or 209.2% from the comparable period in 1996. Other expenses include costs associated with operating Trump Plaza's,

Trump's Castle's and the Taj Mahal's hotels. The increase over the comparable period reflects Taj Associates' $7,604,000 and Castle Associates' $2,731,000 of other expenses and $712,000 from Trump Indiana. Plaza Associates' other expenses increased by $2,267,000 or 35.6% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both having opening dates in 1996.

      Income from operations was $30,354,000 for the three months ended March 31, 1997, an increase of $23,471,000 or 341.0% from income from operations of $6,883,000 for the comparable period in 1996. Taj Associates contributed $15,156,000 and Castle Associates contributed $3,445,000 of income from operations which was partially offset by an increase in operating losses of $524,000 for the three months ended March 31, 1997 from THCR Holdings (unconsolidated). Plaza Associates contributed $7,050,000 during the three months ended March 31, 1997, a decrease of $2,627,000 or 27.1% from the comparable period in 1996. Trump Indiana contributed $6,404,000 during the three months ended March 31, 1997, an increase of $8,035,000 from the comparable period in 1996.

      Interest expense was $52,599,000 for the three months ended March 31, 1997, an increase of $36,573,000 or 228.2% from interest expense of $16,026,000 for the comparable period in 1996. This increase is attributable to the acquisition of Taj Associates, which incurred $23,668,000 of interest expense, and Castle Associates, which incurred $10,070,000 of interest expense, excluding $2,128,000 payable to THCR Holdings on the Castle PIK Notes, for the three months ended March 31, 1997. Plaza Associates reflects an increase of $2,442,000 interest expense due in part to the issuance of the Trump AC Mortgage Notes. Trump Indiana incurred an increase of $780,000 in interest expense for the three months ended March 31, 1997 due to lease financing, which was offset by a $386,000 decrease in interest expense due to the retirement of $10,000,000 of Senior Notes by THCR Holdings.

      Interest income was $1,964,000 for the three months ended March 31, 1997, an increase of $1,193,000 or 154.7% from interest income of $771,000 for the comparable period in 1996. Plaza Associates reflects a decrease in 1997 of $1,375,000 in non-operating expenses associated with Trump Plaza East.

SEASONALITY

      The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending March 31, 1997 are not necessarily indicative of the operating results for a full year.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Registrants at this time.

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

      On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts Incorporated, the State of New Jersey, the New Jersey Department of Transportation, the South Jersey Transportation Authority, the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina. The defendants then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court decided that the matter should be heard in the New Jersey State Court. Oral arguments were heard in the New Jersey State Court on May 9, 1997. A decision is expected in the near future.

      Various other legal proceedings are now pending against THCR Holdings. Except as set forth herein and in THCR Holdings' and THCR Funding's Annual Report on Form 10-K for the year ended December 31, 1996, THCR Holdings considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR Holdings believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR Holdings.

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

      B. CURRENT REPORTS ON FORM 8-K:

      The Registrants filed a Current Report on Form 8-K on January 13, 1997, reporting under Item 5 thereto that the Board of Directors had authorized the repurchase by THCR Holdings of up to 1,250,000 shares of THCR Common Stock, from time to time in the open market or privately negotiated transactions. Under Item 7 to such Form 8-K, the

Registrants filed as an exhibit a press release of THCR announcing the repurchase program. No financial statements were filed in connection with such Form 8-K. On March 10, 1997, the Board of Directors authorized the repurchase of up to an additional 1,250,000 shares of THCR Common Stock. As of May 9, 1997, THCR Holdings, through a wholly owned subsidiary, had repurchased 1,596,500 shares of THCR Common Stock.

      The Registrants filed a Current Report on Form 8-K on January 22, 1997, reporting under Item 5 thereto the execution on January 20, 1997 of a letter of intent (the "Letter of Intent") among THCR, THCR Holdings and Colony Capital, Inc. ("Colony"), which contemplated, among other things, that an institutional fund (or an affiliate thereof) for which Colony would act as investment advisor would purchase preferred securities and a 51% common equity interest in Castle Associates and THCR Common Stock warrants. Under Item 7 to such Form 8-K, the Registrants filed as exhibits the Letter of Intent and two press releases of THCR announcing the execution thereof. No financial statements were filed in connection with such Form 8-K. On March 27, 1997, THCR announced that negotiations with respect to the transactions contemplated by the Letter of Intent had been terminated.

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

                                    TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                                  (Registrant)

                                    By: Trump Hotels & Casino Resorts, Inc.,
                                        its general partner

Date: May 14, 1997

                                    By: /s/ NICHOLAS L. RIBIS
                                        ----------------------------------------
                                            NICHOLAS L. RIBIS
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                            CHIEF FINANCIAL OFFICER AND DIRECTOR
                                            (DULY AUTHORIZED OFFICER AND
                                            PRINCIPAL FINANCIAL OFFICER)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                                  (Registrant)

Date: May 14, 1997


                                    By: /s/ NICHOLAS L. RIBIS
                                        ----------------------------------------
                                            NICHOLAS L. RIBIS
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                            CHIEF FINANCIAL OFFICER AND DIRECTOR
                                            (DULY AUTHORIZED OFFICER AND
                                            PRINCIPAL FINANCIAL OFFICER)