Form 10-Q
period 1997-06-30
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 1997-08-14
CIK 943322, 943323

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                         COMMISSION FILE NUMBER: 1-13794

                       TRUMP HOTELS & CASINO RESORTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          13-3818402
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


             2500 BOARDWALK
       ATLANTIC CITY, NEW JERSEY                               08401
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report)

                        COMMISSION FILE NUMBER: 33-90786

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         13-3818407
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

            2500 BOARDWALK
       ATLANTIC CITY, NEW JERSEY                                 08401
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

================================================================================

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                        Commission file number: 33-90786

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            13-3818405
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

            2500 BOARDWALK
       ATLANTIC CITY, NEW JERSEY                                  08401
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)





     INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                   YES  X     NO
                                                   ---       ---

     THE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF TRUMP HOTELS & CASINO RESORTS, INC. AS OF AUGUST 14, 1997 WAS 22,500,256.

     THE NUMBER OF OUTSTANDING SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, OF TRUMP HOTELS & CASINO RESORTS, INC. AS OF AUGUST 14, 1997 WAS 1,000.

     THE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF TRUMP HOTELS & CASINO RESORTS FUNDING, INC. AS OF AUGUST 14, 1997 WAS 100.

================================================================================

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.


                               INDEX TO FORM 10-Q


PART I--FINANCIAL INFORMATION

  ITEM 1--FINANCIAL STATEMENTS                                                                           PAGE NO.
                                                                                                         --------
      Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc.
          as of June 30, 1997 (unaudited) and December 31, 1996.......................................        1

      Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc.
          for the Three and Six Months Ended June 30,1997 and 1996 (unaudited)........................        2

      Condensed Consolidated Statement of Stockholders' Equity of Trump Hotels & Casino Resorts, Inc.
          for the Six Months Ended June 30, 1997  (unaudited).........................................        3

      Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc.
          for the Six Months Ended June 30, 1997 and 1996 (unaudited).................................      4-5

      Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P.
          as of June 30, 1997 (unaudited) and December 31, 1996.......................................        6

      Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P.
          for the Three and Six Months Ended June 30, 1997 and 1996 (unaudited).......................        7

      Condensed Consolidated Statement of Capital of Trump Hotels & Casino Resorts
          Holdings, L.P.  for the Six Months Ended June 30, 1997  (unaudited).........................        8

      Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.
          for the Six Months Ended June 30, 1997 and 1996 (unaudited).................................     9-10

      Condensed Balance Sheets of Trump Hotels & Casino Resorts Funding, Inc. as of June 30, 1997
          (unaudited) and December 31, 1996...........................................................       11

      Statements of Operations of Trump Hotels & Casino Resorts Funding, Inc. for the Three
          and Six Months Ended June 30,1997 and 1996 (unaudited)......................................       12

      Statements of Cash Flows of Trump Hotels & Casino Resorts Funding, Inc.
          for the Six Months Ended June 30, 1997 and 1996 (unaudited).................................       13

      Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc.,
          Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
          Funding, Inc.  (unaudited)..................................................................    14-18

  ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.......    19-26
  ITEM 3--Quantitative and Qualitative Disclosures About Market Risk..................................       26

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            INDEX TO FORM 10-Q CONT'D


                                                                       PAGE NO.
                                                                       --------
PART II -- OTHER INFORMATION

  ITEM 1 -- Legal Proceedings........................................  26-27
  ITEM 2 -- Changes in Securities....................................     27
  ITEM 3 -- Defaults Upon Senior Securities..........................     27
  ITEM 4 -- Submission of Matters to a Vote of Security Holders......     27
  ITEM 5 -- Other Information........................................     27
  ITEM 6 -- Exhibits and Reports on Form 8-K.........................     27

SIGNATURES

  SIGNATURE -- Trump Hotels & Casino Resorts, Inc....................     28
  SIGNATURE -- Trump Hotels & Casino Resorts Holdings, L.P...........     29
  SIGNATURE -- Trump Hotels & Casino Resorts Funding, Inc............     30

                                     PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                   TRUMP HOTELS & CASINO RESORTS, INC.

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   1997              1996
                                                                                ----------        ----------
                                                                                (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents.....................................................  $  104,478        $  175,749
Receivables, net        ......................................................      64,151            54,395
Inventories...................................................................      12,331            10,710
Prepaid expenses and other current assets.....................................      20,862            12,729
                                                                                ----------        ----------
     Total Current Assets.....................................................     201,822           253,583
INVESTMENT IN BUFFINGTON HARBOR, L.L.C........................................      45,752            45,782
INVESTMENT IN CASTLE PIK NOTES................................................      48,595            44,191
PROPERTY AND EQUIPMENT, NET...................................................   2,019,523         2,009,261
DEFERRED LOAN COSTS, NET......................................................      44,647            48,602
OTHER ASSETS..................................................................      65,271            54,017
                                                                                ----------        ----------
Total Assets..................................................................  $2,425,610        $2,455,436
                                                                                ==========        ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt........................................  $   24,676        $   19,356
  Accounts payable and accrued expenses.......................................     132,121           117,811
  Accrued interest payable....................................................      28,396            28,393
  Due to affiliates, net......................................................          --             1,171
                                                                                ----------        ----------
    Total Current Liabilities.................................................     185,193           166,731
LONG-TERM DEBT, net of current maturities.....................................   1,708,440         1,713,425
DEFERRED INCOME TAXES PAYABLE.................................................       4,272             4,272
OTHER LONG TERM LIABILITIES...................................................      11,024            10,309
                                                                                ----------        ----------
    Total Liabilities.........................................................   1,908,929         1,894,737
MINORITY INTEREST.............................................................     162,819           172,604
STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 75,000,000 shares authorized,
   24,206,756 issued and outstanding  ........................................         241               241
  Class B Common Stock, $.01 par value, 1,000 shares
   authorized, issued and outstanding.........................................          --                --
  Additional Paid in Capital..................................................     455,646           455,452
  Accumulated Deficit.........................................................     (84,749)          (67,598)
  Less treasury stock, 1,706,500 shares of THCR Common Stock,
     at cost..................................................................     (17,276)               --
                                                                               -----------        ----------
    Total Stockholders' Equity................................................     353,862           388,095
                                                                               -----------        ----------
Total Liabilities and Stockholders' Equity....................................  $2,425,610        $2,455,436
                                                                                ==========        ==========


The accompanying notes are an integral part of these condensed consolidated financial stataements.


                                                TRUMP HOTELS & CASINO RESORTS, INC.

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                            (UNAUDITED)
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                             JUNE 30,                             JUNE 30,
                                                                   ---------------------------          ---------------------------
                                                                       1997           1996                  1997           1996
                                                                   -----------     -----------          -----------     -----------
REVENUES:
   Gaming......................................................    $   336,686     $   214,091          $   653,575     $   288,361
   Rooms ......................................................         26,178          18,356               47,803          24,154
   Food and Beverage ..........................................         39,011          27,140               73,978          38,523
   Other ......................................................         12,225           6,253               21,942           8,353
                                                                   -----------     -----------          -----------     -----------
   Gross Revenues .............................................        414,100         265,840              797,298         359,391
Less -- Promotional allowances ................................         46,076          30,711               87,032          43,129
                                                                   -----------     -----------          -----------     -----------
   Net Revenues ...............................................        368,024         235,129              710,266         316,262
                                                                   -----------     -----------          -----------     -----------

COSTS AND EXPENSES:
  Gaming ......................................................        212,572         125,415              411,375         169,393
  Rooms .......................................................          8,030           6,081               15,130           8,352
  Food and Beverage ...........................................         12,809           9,091               24,220          11,598
  General and Administrative ..................................         68,784          45,083              136,404          64,056
  Depreciation and Amortization ...............................         19,203          17,095               46,275          21,622
  Pre-Opening .................................................           --             7,856                 --             9,966
                                                                   -----------     -----------          -----------     -----------
                                                                       321,398         210,621              633,404         284,987
                                                                   -----------     -----------          -----------     -----------
    Income from operations ....................................         46,626          24,508               76,862          31,275
                                                                   -----------     -----------          -----------     -----------

NON-OPERATING INCOME AND (EXPENSES):
  Interest income .............................................          1,237           2,951                3,202           3,721
  Interest expense ............................................        (52,671)        (38,121)            (105,270)        (54,147)
  Other non-operating income ..................................           --            10,557                 --             9,182
                                                                   -----------     -----------          -----------     -----------
                                                                       (51,434)        (24,613)            (102,068)        (41,244)
                                                                   -----------     -----------          -----------     -----------
Loss before equity in loss of Buffington Harbor, L.L.C.,
   income taxes, extraordinary items and minority interest ....         (4,808)           (105)             (25,206)         (9,969)
Equity in loss of Buffington Harbor, L.L.C ....................         (1,092)           --                 (1,730)           --
                                                                  ------------    ------------         ------------    ------------

Loss before income taxes, extraordinary items
  and minority interest .......................................         (5,900)           (105)             (26,936)         (9,969)
Income tax benefit ............................................            883            --                   --              --
Extraordinary loss ............................................           --           (59,132)                --           (59,132)
Minority Interest .............................................          1,810          14,828                9,785          14,828
                                                                   -----------     -----------          -----------     -----------

NET LOSS ......................................................    $    (3,207)    $   (44,409)         $   (17,151)    $   (54,273)
                                                                   ===========     ===========          ===========     ===========

Loss per share ................................................    $      (.14)    $     (2.06)         $      (.74)    $     (3.42)
                                                                   ===========     ===========          ===========     ===========

Weighted average shares .......................................     22,679,097      21,577,655           23,094,469      15,887,108
                                                                   ===========     ===========          ===========     ===========


 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                TRUMP HOTELS & CASINO RESORTS, INC.

                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                            (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT SHARE DATA)


                                        NUMBER OF SHARES
                                     ----------------------     COMMON    ADDITIONAL
                                                    CLASS B      STOCK      PAID IN     ACCUMULATED    TREASURY
                                       COMMON       COMMON      AMOUNT     CAPITAL        DEFICIT        STOCK       TOTAL
                                     ----------     -------     ------    ----------    -----------    --------     --------

Balance, December 31, 1996.......    24,140,090      1,000       $241      $455,452      $(67,598)     $     --     $388,095

Purchase of treasury
 stock, 1,706,500 shares of
 THCR Common Stock,
 at cost.........................            --         --         --            --           --       (17,276)      (17,276)

Issuance of Phantom Stock Award          66,666         --         --            --           --            --            --

Accretion of Phantom Stock
 Units...........................            --         --         --           194           --            --           194

Net Loss.........................            --         --         --            --      (17,151)           --       (17,151)
                                     ----------      -----       ----      --------     --------      --------      --------
Balance, June 30, 1997...........    24,206,756      1,000       $241      $455,646     $(84,749)     $(17,276)     $353,862
                                     ==========      =====       ====      ========     ========      ========      ========








 The accompanying notes are an integral part of this condensed consolidated financial statement.


                                        TRUMP HOTELS & CASINO RESORTS, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                                    THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                    (UNAUDITED)
                                                   (IN THOUSANDS)

                                                                                          1997                   1996
                                                                                          ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..........................................................................    $(17,151)            $ (54,273)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Extraordinary loss..............................................................          --                59,132
    Equity in loss of Buffington Harbor, L.L.C......................................       1,730                    --
    Depreciation and amortization...................................................      46,275                21,622
    Payment-In-Kind interest in Castle PIK Notes....................................      (4,404)                   --
    Minority interest in net loss...................................................      (9,785)              (14,828)
    Accretion of discounts on mortgage notes........................................       1,543                   132
    Amortization of deferred loan costs.............................................       3,955                 2,582
    Provision for losses on receivables.............................................       5,336                 1,547
    Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs.................................................................       5,020                   894
    Accretion of phantom stock units................................................         194                   233
                                                                                        --------             ---------
                                                                                          32,713                17,041
 Change in assets and liabilities:
    Increase in receivables.........................................................     (15,092)              (22,576)
    Increase in inventories.........................................................      (1,621)                 (901)
    Increase in other current assets................................................      (7,800)              (11,349)
    Decrease in due to affiliates...................................................      (1,408)               (1,623)
    Increase in other assets........................................................      (9,848)                 (444)
    Increase in accounts payable & accrued expenses.................................      14,046                14,320
    Increase (decrease) in accrued interest payable.................................           3               (19,723)
    Increase (decrease)in other long-term liabilities...............................       5,623                  (450)
                                                                                        --------             ---------
    Net cash flows provided by (used in)  operating activities .....................      16,616               (25,705)
                                                                                        --------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net...........................................     (54,256)             (196,043)
  Investment in Buffington Harbor, L.L.C............................................      (1,700)             (18, 948)
  CRDA Investments..................................................................      (6,757)               (1,862)
  Cash restricted for future construction...........................................          --                40,030
  Cash restricted for interest .....................................................          --               (12,987)
  Investment in Trump Marina........................................................          --               (41,943)
  Purchase of Taj Holding, net of cash acquired ....................................          --                46,714
                                                                                        --------             ---------
    Net cash flows used in investing activities.....................................     (62,713)             (185,039)
                                                                                        --------             ---------













Continued .........


 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                    TRUMP HOTELS & CASINO RESORTS, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                            THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 CONT'D
                                                (UNAUDITED)
                                              (IN THOUSANDS)


                                                                                           1997                  1996
                                                                                           ----                  ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock........................................................    $(17,276)            $       --
  Issuance of long-term debt-other..................................................       2,013                 26,012
  Payment of long-term debt-other...................................................      (9,911)                (4,410)
  Issuance of common stock, net.....................................................          --                386,062
  Repayment of long term debt.......................................................          --             (1,156,836)
  Issuance of Trump AC Mortgage Notes...............................................          --              1,200,000
  Retirement of NatWest loan........................................................          --                (36,500)
  Cost of issuing debt..............................................................          --                (41,042)
                                                                                        --------             ----------

    Net cash flows provided by (used in) financing activities.......................     (25,174)               373,286
                                                                                        --------             ----------
    Net increase (decrease) in cash and cash equivalents............................     (71,271)               162,542

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................     175,749                 19,208
                                                                                        --------             ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................    $104,478             $  181,750
                                                                                        ========             ==========

CASH INTEREST PAID..................................................................    $ 99,151             $   26,487
                                                                                        ========             ==========

Supplemental Disclosure of Non-Cash Activities:
  Purchase of property and equipment under capital lease obligations.................   $  1,689
                                                                                        ========

  THCR purchased all of the capital stock of Taj Holding for $31,181 in cash and 323,423 shares of its common stock valued at $9,319. In addition, the contribution by Trump of his 50% interest in Taj Associates amounting to $40,500, net of the $10,000 payment to Bankers Trust, was recorded as a minority interest. In conjunction with the acquisition, the accumulated deficit amounting to $108,574 was reflected as an increase to Property, Plant & Equipment

         Fair value of net assets acquired..........................................                         $1,005,816
         Cash paid for the capital stock and payment to Bankers Trust...............                            (41,181)
         Minority interest of Trump.................................................                            (30,500)
                                                                                                             ----------

              Liabilities assumed...................................................                         $  934,135
                                                                                                             ==========

In connection with the purchase of the Specified Parcels in 1996, THCR issued 500,000 shares of its common stock valued at $10,500.
A note receivable from Trump in the amount of $3,167 was forgiven in 1996 in accordance with its terms.




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (IN THOUSANDS)

                                                                                    JUNE 30,                DECEMBER 31,
                                                                                      1997                      1996
                                                                                   ----------                ----------
                                                                                  (UNAUDITED)
                                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...................................................     $  104,474                $  175,745
  Receivables, net............................................................         64,151                    54,395
  Inventories.................................................................         12,331                    10,710
  Prepaid expenses and other current assets...................................         20,862                    12,729
                                                                                   ----------                ----------

     Total Current Assets.....................................................        201,818                   253,579

INVESTMENT IN BUFFINGTON HARBOR, L.L.C........................................         45,752                    45,782
INVESTMENT IN CASTLE PIK NOTES................................................         48,595                    44,191
PROPERTY AND EQUIPMENT, NET...................................................      2,019,523                 2,009,261
DEFERRED LOAN COSTS, NET......................................................         44,647                    48,602
OTHER ASSETS..................................................................         65,271                    54,017
                                                                                   ----------                ----------
    Total Assets..............................................................     $2,425,606                $2,455,432
                                                                                   ==========                ==========


                                            LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt........................................     $   24,676                $   19,356
  Accounts payable and accrued expenses.......................................        132,121                   117,811
  Accrued interest payable....................................................         28,396                    28,393
  Due to affiliates, net......................................................             --                     1,171
                                                                                   ----------                ----------

    Total Current Liabilities.................................................        185,193                   166,731

LONG-TERM DEBT, net of current maturities.....................................      1,708,440                 1,713,425
DEFERRED INCOME TAXES PAYABLE.................................................          4,272                     4,272
OTHER LONG TERM LIABILITIES...................................................         11,024                    10,309
                                                                                   ----------                ----------
    Total Liabilities.........................................................      1,908,929                 1,894,737
                                                                                   ----------                ----------

CAPITAL:
   Partners Capital...........................................................        635,227                   652,503
   Accumulated Deficit   .....................................................       (118,550)                  (91,808)
                                                                                   ----------                ----------

   Total Capital..............................................................        516,677                   560,695
                                                                                   ----------                ----------
   Total Liabilities and Capital..............................................     $2,425,606                $2,455,432
                                                                                   ==========                ==========




 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                            TRUMP HOTELS & CASINO RESORTS HOLDINGS L.P.

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                            (UNAUDITED)
                                                          (IN THOUSANDS)

                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                   JUNE 30,                                JUNE 30,
                                                        ---------------------------               --------------------------
                                                          1997               1996                   1997              1996
                                                        --------           --------               --------          --------
REVENUES:
   Gaming........................................       $336,686           $214,091               $653,575          $288,361
   Rooms.........................................         26,178             18,356                 47,803            24,154
   Food and Beverage.............................         39,011             27,140                 73,978            38,523
   Other.........................................         12,225              6,253                 21,942             8,353
                                                        --------           --------               --------          --------
   Gross Revenues................................        414,100            265,840                797,298           359,391
Less -- Promotional allowances...................         46,076             30,711                 87,032            43,129
                                                        --------           --------               --------          --------
   Net Revenues..................................        368,024            235,129                710,266           316,262
                                                        --------           --------               --------          --------

COSTS AND EXPENSES:
  Gaming.........................................        212,572            125,415                411,375           169,393
  Rooms..........................................          8,030              6,081                 15,130             8,352
  Food and Beverage..............................         12,809              9,091                 24,220            11,598
  General and Administrative.....................         68,707             44,967                136,210            63,823
  Depreciation and Amortization..................         19,203             17,095                 46,275            21,622
  Pre-Opening....................................             --              7,856                     --             9,966
                                                        --------           --------               --------          --------
                                                         321,321            210,505                633,210           284,754
                                                        --------           --------               --------          --------
    Income from operations.......................         46,703             24,624                 77,056            31,508
                                                        --------           --------               --------          --------

NON-OPERATING INCOME AND (EXPENSES):
  Interest income................................          1,237              2,951                  3,202             3,721
  Interest expense...............................        (52,671)           (38,121)              (105,270)          (54,147)
  Other non-operating income ....................             --             10,557                     --             9,182
                                                        --------           --------               --------          --------
                                                         (51,434)           (24,613)              (102,068)          (41,244)
                                                        --------           --------               --------          --------

Income (loss) before equity in loss of Buffington
 Harbor, L.L.C., income taxes, and extraordinary
  items..........................................         (4,731)                11                (25,012)           (9,736)
Equity in loss of Buffington Harbor, L.L.C.......         (1,092)                --                 (1,730)               --
                                                        --------           --------               --------          --------

Income (loss) before income taxes and extraordinary
   items.........................................         (5,823)                11                (26,742)           (9,736)
Income tax benefit...............................            883                 --                     --                --
Extraordinary loss...............................             --            (59,132)                    --           (59,132)
                                                        --------           --------               --------          --------

NET  LOSS........................................       $ (4,940)          $(59,121)              $(26,742)         $(68,868)
                                                        ========           ========               ========          ========




 The accompanying notes are an integral part of these condensed consolidated financial statements.


                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                       PARTNERS'    ACCUMULATED
                                        CAPITAL       DEFICIT        TOTAL
                                       --------     -----------    ---------

Balance, December 31, 1996..........   $652,503     $ (91,808)     $560,695


Purchase of 1,706,500 shares of
   THCR Common Stock................    (17,276)           --       (17,276)


Net Loss............................         --       (26,742)      (26,742)
                                       --------     ---------      --------


Balance, June 30, 1997..............   $635,227     $(118,550)     $516,677
                                       ========     =========      ========






          The accompanying notes are an integral part of this condensed consolidated financial statement.

                                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                                 THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                  (UNAUDITED)
                                                (IN THOUSANDS)

                                                                                          1997            1996
                                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss..........................................................................     $(26,742)      $ (68,868)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Extraordinary loss..............................................................           --          59,132
  Equity in loss of Buffington Harbor, L.L.C......................................        1,730              --
  Depreciation and amortization...................................................       46,275          21,622
  Payment-In-Kind interest in Castle PIK Notes....................................       (4,404)             --
  Accretion of discounts on mortgage notes........................................        1,543             132
  Amortization of deferred loan costs.............................................        3,955           2,582
  Provision for losses on receivables.............................................        5,336           1,547
  Valuation allowance of CRDA investments and amortization of Indiana
   gaming costs...................................................................        5,020             894
                                                                                       --------       ---------
                                                                                         32,713          17,041
  Change in assets and liabilities:
  Increase in receivables.........................................................      (15,092)        (22,576)
  Increase in inventories.........................................................       (1,621)           (901)
  Increase in other current assets................................................       (7,800)        (11,412)
  Decrease in due to affiliates...................................................       (1,408)         (1,413)
  Increase in other assets........................................................       (9,848)           (444)
  Increase in accounts payable & accrued expenses.................................       14,046          14,320
  Increase (decrease) in accrued interest payable.................................            3         (19,723)
  Increase (decrease)in other long-term liabilities...............................        5,623            (450)
                                                                                       --------       ---------
    Net cash flows provided by (used in) operating activities.....................       16,616         (25,558)
                                                                                       --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net.........................................      (54,256)       (196,043)
  Investment in Buffington Harbor, L.L.C..........................................       (1,700)        (18,948)
  CRDA Investments................................................................       (6,757)         (1,862)
  Cash restricted for future construction.........................................           --          40,030
  Cash restricted for interest  ..................................................           --         (12,987)
  Investment in Trump Marina......................................................           --         (41,943)
  Purchase of Taj Holding, net of cash acquired...................................           --          46,714
                                                                                       --------       ---------
    Net cash flows used in investing activities...................................      (62,713)       (185,039)
                                                                                       --------       ---------





 The accompanying notes are an integral part of these condensed consolidated financial statements.


                           TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                        THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 CONT'D
                                            (UNAUDITED)
                                          (IN THOUSANDS)



                                                                                             1997          1996
                                                                                             ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of THCR Common Stock...................................................      $(17,276)    $       --
  Issuance of long-term debt-other................................................         2,013         26,012
  Payment of long-term debt-other.................................................        (9,911)        (4,410)
  Contributed capital ............................................................            --        385,920
  Repayment of Long Term Debt.....................................................            --     (1,156,836)
  Issuance of Trump AC Mortgage Notes.............................................            --      1,200,000
  Retirement of NatWest loan......................................................            --        (36,500)
  Cost of issuing debt............................................................            --        (41,042)
                                                                                        --------     ----------
    Net cash flows provided by (used in) financing activities                            (25,174)       373,144
                                                                                        --------     ----------
    Net increase (decrease) in cash and cash equivalents..........................       (71,271)       162,547

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................       175,745         19,199
                                                                                        --------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................      $104,474     $  181,746
                                                                                        ========     ==========

CASH INTEREST PAID................................................................      $ 99,151     $   26,487
                                                                                        ========     ==========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations................      $  1,689
                                                                                        ========

  THCR purchased all of the capital stock of Taj Holding for $31,181 in cash and 323,423 shares of its common stock valued at $9,319. In addition, the contribution by Trump of his 50% interest in Taj Associates amounting to $40,500, net of the $10,000 payment to Bankers Trust, was recorded as a minority interest. In conjunction with the acquisition, the accumulated deficit amounting to $108,574 was reflected as an increase to Property, Plant & Equipment

         Fair value of net assets acquired..........................................                 $1,005,816
         Cash paid for the capital stock and payment to Bankers Trust...............                    (41,181)
         Minority interest of Trump.................................................                    (30,500)
                                                                                                     ----------

              Liabilities assumed...................................................                 $  934,135
                                                                                                     ==========

In connection with the purchase of the Specified Parcels in 1996, THCR issued 500,000 shares of its common stock valued at $10,500.
A note receivable from Trump in the amount of $3,167 was forgiven in 1996 in accordance with its terms.




The accompanying notes are an integral part of these condensed consolidated financial statements.

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          JUNE 30,  DECEMBER 31,
                                                            1997       1996
                                                            ----       ----
                                                        (UNAUDITED)

                                  ASSETS

Cash ..................................................   $     --   $     --
Mortgage Interest Receivable ..........................        936        936


Mortgage Note Receivable ..............................    145,000    145,000
                                                          --------   --------

     Total Assets .....................................   $145,936   $145,936
                                                          ========   ========



                             LIABILITIES AND CAPITAL


Accrued Interest Payable ..............................   $    936   $    936



15 1/2% Senior Secured Notes, due 2005 ................    145,000    145,000


Common Stock, $.01 par value, 1,000 shares authorized,
   100 shares issued and outstanding ..................         --         --
Retained Earnings .....................................         --         --
                                                          --------   --------

     Total Liabilities and Capital ....................   $145,936   $145,936
                                                          ========   ========




         The accompanying notes are an integral part of these condensed financial statements.

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                THREE MONTHS                    SIX MONTHS
                                   JUNE 30,                      JUNE 30,
                            ---------------------         ---------------------
                              1997         1996             1997         1996
                            -------       -------         --------     --------

Interest Income..........  $ 5,619       $ 6,006         $ 11,238     $ 12,012

Interest Expense.........   (5,619)       (6,006)         (11,238)     (12,012)
                           -------       -------         --------     --------

Net Income...............  $   --        $    --         $     --     $     --
                           =======       =======         ========     ========








         The accompanying notes are an integral part of these condensed financial statements.

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           1997          1996
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income............................................   $      --     $      --
Decrease (increase) in interest receivable............          --            --
Increase (decrease) in interest payable...............          --            --
                                                         ---------     ---------

Net Cash Flows Provided By Operating Activities.......          --            --
                                                         ---------     ---------

Cash and Cash Equivalents at Beginning of Period......          --            --
                                                         ---------     ---------

Cash and Cash Equivalents at End of Period............   $      --     $      --
                                                         =========     =========










         The accompanying notes are an integral part of these condensed financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.,

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) ORGANIZATION AND OPERATIONS

     The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and subsidiaries. THCR Holdings and its subsidiaries, including Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding"), is an entity which is currently owned approximately 61.8% by THCR, as a general partner, and approximately 38.2% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Accordingly, such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock"). The accompanying consolidated financial statements include those of (i) THCR and its 61.8% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly owned subsidiaries:

          o Trump Atlantic City Associates ("Trump AC") and its subsidiaries, Trump Plaza Associates ("Plaza Associates") and Trump Taj Mahal Associates ("Taj Associates"). Plaza Associates owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") located in Atlantic City, New Jersey. Taj Associates owns and operates the Trump Taj Mahal Casino Resort (the "Taj Mahal") located in Atlantic City, New Jersey. Taj Associates was acquired on April 17, 1996.

          o Trump Indiana, Inc. ("Trump Indiana"). Trump Indiana, which commenced operations on June 8, 1996, owns and operates a river boat gaming facility at Buffington Harbor, on Lake Michigan, Indiana (the "Indiana Riverboat").

          o Trump's Castle Associates, L.P. ("Castle Associates") which was acquired on October 7, 1996. Castle Associates owns and operates Trump Marina Hotel Casino ("Trump Marina") located in Atlantic City, New Jersey.

          o THCR Funding, the issuer of $145,000,000 15 1/2% Senior Secured Notes, (the "Senior Notes").

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

     The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for a full year.

     THCR, THCR Holdings and THCR Funding commenced operations on June 12, 1995. THCR, THCR Holdings and THCR Funding have no operations and their ability to service their debt is dependent on the successful operations of Trump AC, Trump Indiana and Castle Associates. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging or established gaming jurisdictions.


(2) PUBLIC OFFERINGS AND MERGER

     On June 12, 1995, THCR completed a public offering of 10,000,000 shares of its common stock at $14.00 per share (the "1995 Stock Offering") for gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings, together with its subsidiary, THCR Funding, issued 15 1/2% Senior Notes due 2005 for gross proceeds of $155,000,000 (the "1995 Note Offering" and, together with the 1995 Stock Offering, the "1995 Offerings"). From the proceeds of the 1995 Stock Offering, THCR contributed $126,848,000 to THCR Holdings, in exchange for an approximately 60% general partnership interest in THCR Holdings.

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

     On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Taj Merger Agreement"), pursuant to which a wholly owned subsidiary of THCR was merged (the "Taj Merger") with and into Taj Mahal Holding Corp., now known as THCR Holding Corp. ("Taj Holding"), each outstanding share of Class A Common Stock of Taj Holding (the "Taj Holding Class A Common Stock"), which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of THCR Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. In addition, the outstanding shares of Taj Holding's Class C Common Stock, all of which were held by Trump, were canceled in connection with the Taj Merger. The following transactions occurred in connection with the Taj Merger (collectively referred to as the "Taj Merger Transaction"):

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

          (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

          (f) the retirement of the outstanding 10 7/8% Mortgage Notes due 2001 (the "Plaza Notes") of Trump Plaza Funding, Inc.;

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

On October 7, 1996, the closing date of the Castle Acquisition, the following transactions were effected:

          (a) Trump contributed to THCR Holdings his 61.5% equity interest in Castle Associates, in consideration for which he received a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of THCR Common Stock (valuing each share at $28.80, based on the price of the THCR Common Stock several days before and after the date of the Agreement (the "THCR Stock Contribution Value"));

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

          (b) $1,769,000 in cash, representing the amounts paid for the shares of TCHR's Common Stock and outstanding Castle Warrants;

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

     Unaudited pro forma information, assuming that the Taj Merger and the Castle Acquisition had occurred on January 1, 1996, is as follows:


                                                               SIX MONTHS ENDED
                                                                 JUNE 30, 1996
                                                               ----------------
      Net revenues...........................................    $601,967,000
      Income from operations.................................      43,497,000
      Loss before extraordinary loss and minority interest...     (50,567,000)
      Extraordinary Loss.....................................     (59,132,000)
      Loss before Minority Interest..........................    (109,699,000)
      Minority Interest......................................      40,150,000
                                                                 ------------
      Net loss...............................................    $(69,549,000)
                                                                 ============
      Net loss per share.....................................    $      (2.87)
                                                                 ============

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

   Earnings Per Share

     On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and, when adopted, it will require restatement of prior years' earnings per share. If THCR had adopted SFAS No. 128 for the six months ended June 30, 1997, there would have been no effect on earnings per share.

(3) PROPERTY AND EQUIPMENT

     During the second quarter of 1997, THCR revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were reevaluated to have a new forty year life and furniture and fixtures were determined to have a seven year life. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three and six months ended June 30, 1997, the net effect of applying these new lives was to increase net income by $3,326,000 and decrease loss per share by $.09.

(4) CERTAIN TRANSACTIONS WITH COMPANY EXECUTIVES

     Loans to certain members of executive management of $1,523,000 and $3,647,000 have been recorded in "Other Current Assets" and "Other Assets", respectively. These loans were made in connection with management employment and executive agreements.

(5) PURCHASE OF TREASURY STOCK

     On January 6, 1997, the Board of Directors of THCR (the "Board of Directors") authorized the repurchase by THCR Holdings of up to 1,250,000 shares of THCR Common Stock from time to time in the open market or privately negotiated transactions. On March 10, 1997, the Board of Directors authorized the repurchase of up to an additional 1,250,000 shares of THCR Common Stock. The repurchase program is effective until the end of 1997. As of June 30, 1997, THCR Holdings had repurchased 1,706,500 shares of THCR Common Stock.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The indenture governing the Senior Notes (the "Senior Note Indenture") restricts the ability of THCR Holdings and its subsidiaries to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment, THCR's future operating results are highly conditional and could fluctuate significantly.

     In addition, the ability of (i) Plaza Associates and Taj Associates (through Trump AC) and (ii) Castle Associates to make payments of dividends or distributions to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the Indiana Gaming Commission.

     Cash flows from operating activities are THCR's principal source of liquidity. With the proceeds from the 1996 Offerings, THCR, among other things, redeemed the outstanding Taj Bonds, retired the outstanding Plaza Notes, satisfied the indebtedness of Taj Associates under its loan agreement with Nat West, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal and paid Bankers Trust to release certain liens and guarantees.

     Capital expenditures for Trump AC were $51,215,000 for the six months ended June 30, 1997. Capital expenditures for the six months ended June 30, 1996 of $158,865,000 include Trump Plaza East and Trump World's Fair's expenditures of approximately $37,028,000 and $51,418,000, respectively. In addition, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The exercise price and associated closing costs were $10,144,000.

     Capital expenditures attributable to the Taj Mahal were $29,603,000 for the six months ended June 30, 1997 and $68,677,000 for the period from acquisition, April 17, 1996 to June 30, 1996. Capital expenditures for improvements to existing facilities were approximately $5,147,000 for the six months ended June 30, 1997 and $6,040,000 for the period from acquisition, April 17, 1996 to June 30, 1996. Capital expenditures attributable to the expansion of the facility were approximately $24,456,000 for the six months ended June 30, 1997. Capital expenditures for the period from acquisition, April 17, 1996 to June 30, 1996, included the purchase of property previously leased, upon which a portion of the casino hotel complex is situated, for $61,808,000.

     The expansion at the Taj Mahal (the "Taj Mahal Expansion") consists of the construction of a new 15-bay bus terminal which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximately 7,000 square-foot casino expansion with 260 slot machines, which was completed in July 1997. The costs of the Taj Mahal Expansion of approximately $43,200,000 are being funded principally out of cash from operations.

     In addition to the approximately $96,000,000 spent prior to commencing the operation of the Indiana Riverboat on June 8, 1996, an additional $57,000,000 of funds (consisting of approximately $40,000,000 for the construction of a hotel and other amenities and $17,000,000 for infrastructure improvements and other municipal uses) will be required to be spent by Trump Indiana in connection with the Indiana Riverboat facility and related commitments, including commitments required in connection with the licensure process. The remaining $57,000,000 required to be spent over the initial five-year license term is expected to be funded with cash from operations.

     Castle Associates' capital expenditures for 1997 are anticipated to be approximately $2,500,000 and principally consist of hotel room renovations, as well as ongoing casino floor improvements, parking garage upgrades and marina leasehold improvements. In addition, during 1997, Castle Associates commenced a $4,200,000 project to retheme the property with a nautical emphasis and rename it Trump Marina. Capital expenditures of $1,400,000 for these projects were incurred during the six months ended June 30, 1997.

     At June 30, 1997, THCR had combined working capital of $16,629,000. The combined working capital included a receivable from the New Jersey Casino Reinvestment Development Authority (the "CRDA") of approximately $2,836,000 for reimbursable improvements made to Trump Plaza East.

RESULTS OF OPERATIONS: OPERATING REVENUES AND EXPENSES

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Trump Marina and Trump Indiana for the three and six month periods ended June 30, 1997.

     Comparison of Three-Month Periods Ended June 30, 1997 and 1996. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                                           THREE MONTHS ENDED JUNE 30, 1997
                                                   ---------------------------------------------------------------------------------
                                                     PLAZA          TAJ          TRUMP AC       TRUMP        TRUMP         THCR
                                                   ASSOCIATES    ASSOCIATES    CONSOLIDATED    INDIANA       MARINA    CONSOLIDATED*
                                                   ----------    ----------    ------------    -------       ------    -------------
                                                                                    (IN THOUSANDS)
Revenues:
 Table Games ...................................    $  23,564     $  50,440     $  74,004     $  11,319     $  18,799     $ 104,122
 Slots .........................................       74,301        79,584       153,885        24,324        49,210       227,419
 Other Gaming ..................................         --           4,609         4,609          --             536         5,145
                                                    ---------     ---------     ---------     ---------     ---------     ---------
  Sub-Total Gaming .............................       97,865       134,633       232,498        35,643        68,545       336,686
 Other .........................................       28,376        31,352        59,728           964        16,722        77,414
                                                    ---------     ---------     ---------     ---------     ---------     ---------
  Gross Revenue ................................      126,241       165,985       292,226        36,607        85,267       414,100
Less: Promotional Allowances ...................       16,732        18,968        35,700           148        10,228        46,076
                                                    ---------     ---------     ---------     ---------     ---------     ---------
  Net Revenue ..................................      109,509       147,017       256,526        36,459        75,039       368,024
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Costs and Expenses:
 Gaming ........................................       61,195        83,998       145,193        22,930        44,449       212,572
 Pre-opening ...................................         --            --            --            --            --            --
 General & Administrative ......................       21,388        20,742        42,180         7,569        16,049        68,784
 Depreciation & Amortization ...................        5,458         8,758        14,248         1,260         3,684        19,203
 Other .........................................        8,324         8,567        16,891           760         3,188        20,839
                                                    ---------     ---------     ---------     ---------     ---------     ---------
  Total Costs and Expenses .....................       96,365       122,065       218,512        32,519        67,370       321,398
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Income from Operations .........................       13,144        24,952        38,014         3,940         7,669        46,626
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Non-operating Income ...........................          142           242           617            41            91         1,237
Interest Expense ...............................      (12,198)      (23,759)      (35,957)       (2,460)      (12,330)      (52,671)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
  Total Non-operating Income ...................      (12,056)      (23,517)      (35,340)       (2,419)      (12,239)      (51,434)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Loss in Joint Venture ..........................         --            --            --          (1,092)         --          (1,092)
Income Tax Benefit .............................         --            --            --             883          --             883
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Income (Loss) before Minority Interest .........    $   1,088     $   1,435     $   2,674     $   1,312     $  (4,570)    $  (5,017)
                                                    =========     =========     =========     =========     =========
Minority Interest ..............................                                                                              1,810
                                                                                                                          ---------
Net Loss .......................................                                                                          $  (3,207)
                                                                                                                          =========

-----------
* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                           THREE MONTHS ENDED JUNE 30, 1996
                                                   ---------------------------------------------------------------------------------
                                                     PLAZA          TAJ          TRUMP AC       TRUMP        TRUMP         THCR
                                                   ASSOCIATES    ASSOCIATES    CONSOLIDATED    INDIANA       MARINA    CONSOLIDATED*
                                                   ----------    ----------    ------------    -------       ------    -------------
                                                                     (A)                         (B)           (C)
                                                                                    (IN THOUSANDS)
Revenues:
 Table Games ...................................    $  24,877     $  44,157     $  69,034      $   1,708                  $  70,742
 Slots .........................................       71,199        61,261       132,460          6,623                    139,083
 Other Gaming ..................................         --           4,266         4,266           --                        4,266
                                                    ---------     ---------     ---------      ---------                  ---------
  Sub-Total Gaming .............................       96,076       109,684       205,760          8,331                    214,091
 Other .........................................       27,144        24,357        51,501            248                     51,749
                                                    ---------     ---------     ---------      ---------                  ---------
  Gross Revenue ................................      123,220       134,041       257,261          8,579                    265,840
Less: Promotional Allowances ...................       16,846        13,865        30,711           --                       30,711
                                                    ---------     ---------     ---------      ---------                  ---------
  Net Revenue ..................................      106,374       120,176       226,550          8,579                    235,129
                                                    ---------     ---------     ---------      ---------                  ---------
Costs and Expenses:
 Gaming ........................................       57,525        63,856       121,381          4,034                    125,415
 Pre-opening ...................................        2,853          --           2,853          5,003                      7,856
 General & Administrative ......................       18,937        19,537        38,474          1,901                     45,083
 Depreciation & Amortization ...................        5,923        10,756        16,679            356                     17,095
 Other .........................................        7,223         7,842        15,065            107                     15,172
                                                    ---------     ---------     ---------      ---------                  ---------
  Total Costs and Expenses .....................       92,461       101,991       194,452        11,401                     210,621
                                                    ---------     ---------     ---------      ---------                  ---------
Income from Operations .........................       13,913        18,185        32,098         (2,822)                    24,508
                                                    ---------     ---------     ---------      ---------                  ---------
Non-operating Income ...........................          751        10,206        10,991           --                       13,508
Interest Expense ...............................      (11,991)      (19,840)      (31,831)             5                    (38,121)
                                                    ---------     ---------     ---------      ---------                  ---------
  Total Non-operating Income ...................      (11,240)       (9,634)      (20,840)             5                    (24,613)
                                                    ---------     ---------     ---------      ---------                  ---------
Loss in Joint Venture ..........................         --            --            --             --                         --
Income Tax .....................................         --            --            --             --                         --
Extraordinary Loss .............................      (59,132)         --         (59,132)          --                      (59,132)
                                                    ---------     ---------     ---------      ---------                  ----------
Income (Loss) before
 Minority Interest .............................    $ (56,459)    $   8,551     $ (47,874)     $ ( 2,817)        N/A      $ (59,237)
                                                    =========     =========     =========      =========
Minority Interest ..............................                                                                             14,828
                                                                                                                          ---------
Net Loss .......................................                                                                          $ (44,409)
                                                                                                                          =========
---------------
*   Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.
(a) Results from date of acquisition, April 17, 1996
(b) Results from date of commencement of operations, June 8, 1996.
(c) Results from date of acquisition, October 7, 1996

     Gaming revenues were $336,686,000 for the three months ended June 30, 1997, an increase of $122,595,000 or 57.3% from gaming revenues of $214,091,000 for the comparable period in 1996. Taj Associates, which was acquired on April 17, 1996, contributed an increase of $24,949,000 to $134,633,000 for the three months ended June 30, 1997. Management believes that Taj Associates' increase in gaming revenues is partly due to the opening of the new bus terminal, expanded self-parking facilities and increased marketing initiatives. Trump Marina, which was acquired on October 7, 1996, contributed $68,545,000, and Trump Indiana, which opened the Indiana Riverboat on June 8, 1996, contributed an increase of $ 27,312,000 to $35,643,000 for the three months ended June 30, 1997.
Additionally, Plaza Associates' table games and slot revenues increased $1,789,000 or 1.9% to $97,865,000 for the three months ended June 30, 1997.
Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, and the availability of additional hotel rooms at Trump World's Fair as well as marketing initiatives.

     Slot revenues were $227,419,000 for the three months ended June 30, 1997, an increase of $88,336,000 or 63.5% from slot revenues of $139,083,000 for the comparable period in 1996. Taj Associates slot revenues were $79,584,000 for the three months ended June 30, 1997, an increase of $18,323,000 or 29.9% from slot revenues of $61,261,000 for the period from acquisition, April 17, 1996 to June 30, 1996. Taj Associates increase is partly due to the opening of the new bus terminal and expanded self-parking facilities. The acquisition of Trump Marina contributed $49,210,000 in slot revenues, and the full quarter of slot revenues in 1997 of the Indiana Riverboat contributed an increase of $17,701,000 to $24,324,000. Plaza Associates' slot revenues were $74,301,000 for the three months ended June 30, 1997, an increase of $3,102,000 or 4.4% from slot revenues of $71,199,000 for the three months ended June 30, 1996. Plaza Associates' increase is due to the addition of 1,506 slot machines at Trump World's Fair, as well as management's marketing programs.

     Table games revenues were $104,122,000 for the three months ended June 30, 1997, an increase of $33,380,000 or 47.2% from $70,742,000 for the comparable period in 1996. This increase is attributable to a full quarter of table games revenues from Taj Associates in 1997, which contributed an increase of $6,283,000 to $50,440,000. The acquisition of Trump Marina contributed $18,799,000 and the Indiana Riverboat contributed an increase of $9,611,000 to $11,319,000 in table games revenues. Plaza Associates' table games revenues of $23,564,000 for the three months ended June 30, 1997, decreased by $1,313,000 or 5.3% from the comparable period in 1996. Plaza Associates' decrease is primarily due to a decrease in table games drop (dollar value of chips purchased) of 6.5% for the three months ended June 30, 1997, offset by an increase in hold percentage of 0.2%.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $3,911,000 in poker revenues, $383,000 in race simulcasting revenues and $315,000 in keno revenues for the three months ended June 30, 1997, an overall increase of $343,000 or 8.0% from the comparable period in 1996. Trump Marina generated $536,000 in other gaming revenues for the three months ended June 30, 1997.

     Other revenues were $77,414,000 for the three months ended June 30, 1997, an increase of $25,665,000 or 49.6% from other revenues of $51,749,000 for the comparable period in 1996. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. Taj Associates contributed an increase of $6,995,000 to $31,352,000 for the three months ended June 30, 1997, partially due to expanded entertainment events in conjunction with the expanded self-parking facilities. Trump Marina contributed $16,722,000 in other revenues for the three months ended June 30, 1997, and Trump Indiana, which has no rooms revenue, contributed an increase of $716,000 to $964,000 in 1997. Plaza Associates' other revenues were $28,376,000 for the three months ended June 30, 1997, an increase of $1,232,000 or 4.5% from the comparable period in 1996. Plaza Associates' increase reflects the additional rooms at Trump World's Fair as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $46,076,000 for the three months ended June 30, 1997, an increase of $15,365,000 or 50.0% from promotional allowances of $30,711,000 for the three months ended June 30, 1996. Taj Associates generated an increase of $5,103,000 in promotional allowances for the three months ended June 30, 1997 from $13,865,000 for the comparable period in 1996. Taj Associates' increase is partly due to increased gaming revenues as well as increased marketing initiatives. Trump Marina generated $10,228,000 and Trump Indiana generated an increase of $148,000 in promotional allowances for the three months ended June 30, 1997. Plaza Associates' promotional allowances decreased $114,000 from the comparable period in 1996.

     Gaming costs and expenses were $212,572,000 for the three months ended June 30, 1997, an increase of $87,157,000 or 69.5% from $125,415,000 for the comparable period in 1996. This increase was partially attributable to the increase of $20,142,000 in Taj Associates' gaming costs and expenses to $83,998,000 for the three months ended June 30, 1997. Taj Associates' increase is primarily due to increased promotional and operating expenses as well as taxes associated with increased levels of gaming revenues from 1996. Trump Marina contributed an increase of $44,449,000 and Trump Indiana contributed an increase of $18,896,000 to $22,930,000 for the three months ended June 30, 1997. Gaming costs and expenses for Plaza Associates were $61,195,000, an increase of $3,670,000 or 6.4% from $57,525,000 for the comparable period in 1996. Plaza Associates' increase is primarily due to increased promotional and operational expenses as well as taxes associated with increased levels of gaming revenue above 1996.

     General and administrative expenses were $68,784,000 for the three months ended June 30, 1997, an increase of $23,701,000 or 52.6% from general and administrative expenses of $45,083,000 for the comparable period in 1996. This increase is partially due to Taj Associates, which incurred an increase of $1,205,000 to $20,742,000 for the three months ended June 30, 1997. Trump Marina incurred $16,049,000 in general and administrative expenses, and Trump Indiana incurred an increase of $5,668,000 to $7,569,000 in 1997 , which includes a $500,000 management fee payable to THCR Holdings. Plaza Associates' increase of $2,451,000 from the comparable period is due in part to expenses associated with Trump World's Fair. General and administrative expenses for THCR (unconsolidated) were $3,486,000 for the three months ended June 30, 1997, a decrease of $1,222,000 from the comparable period in 1996. This decrease is due to compensation awards associated with the Taj Merger, which had no comparable expense in 1997.

     During the second quarter of 1997, THCR revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were reevaluated to have a new forty year life and furniture and fixtures were determined to have a seven year life. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three months ended June 30, 1997, the net effect of applying these new lives was to increase net income by $3,326,000 and decrease loss per share by $.09.

     Pre-opening expenses of $2,853,000 were incurred by Plaza Associates for the three months ended June 30, 1996 and reflect the costs associated with opening Trump World's Fair in May 1996. Trump Indiana incurred $ 5,003,000 in pre-opening expenses for the three months ended June 30, 1996.

     Other expenses were $20,839,000 for the three months ended June 30, 1997, an increase of $5,667,000 or 37.4% from the comparable period in 1996. Other expenses include costs associated with operating Trump Plaza's, Trump Marina's and the Taj Mahal's hotels. Taj Associates' other expenses increased $725,000 to $8,567,000 for the three months ended June 30, 1997. Trump Marina incurred $3,188,000 in 1997 while Trump Indiana's other expenses increased $653,000 from the comparable period in 1996. Plaza Associates' other expenses increased by $1,101,000 or 15.2% from the comparable period in 1996. This increase is due to operating Trump World's Fair.

     Income from operations was $46,626,000 for the three months ended June 30, 1997, an increase of $22,118,000 or 90.2% above income from operations of $24,508,000 for the comparable period in 1996. Taj Associates contributed an increase of $6,767,000 from the comparable period in 1996 while Trump Marina contributed $7,669,000 of income from operations. Trump Indiana contributed $3,940,000 during the three months ended June 30, 1997, an increase of $6,762,000 from the comparable period in 1996. THCR (unconsolidated) contributed an increase in operating income due to a $1,271,000 decrease in operating expenses for the three months ended June 30, 1997, from the comparable period in 1996. These increases in income from operations were partially offset by Plaza Associates' decrease of $769,000 or 5.5% from $13,913,000 for the comparable period in 1996.

     Interest expense was $52,671,000 for the three months ended June 30, 1997, an increase of $14,550,000 or 38.2% from interest expense of $38,121,000 for the comparable period in 1996. This increase is attributable to Taj Associates' increase of $3,919,000 of interest expense and Trump Marina, which incurred $10,055,000 of interest expense, for the three months ended June 30, 1997.

     Interest income was $1,237,000 for the three months ended June 30, 1997, a decrease of $1,714,000 or 58.1% from interest income of $2,951,000 for the comparable period in 1996. Plaza Associates reflects a decrease in 1997 of $609,000 in non-operating income. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East and Trump World's Fair. Taj Associates reflects a one-time $10,000,000 non-refundable licensing fee in 1996 resulting from an agreement with Atlantic Jersey Thermal Systems, Inc (the "Atlantic Thermal Agreement").

     The extraordinary loss of $59,132,000 for the three months ended June 30, 1996 is related to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17,1996.

     Comparison of Six-Month Periods Ended June 30, 1997 and 1996. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.


                                                                           SIX MONTHS ENDED JUNE 30, 1997
                                                   ---------------------------------------------------------------------------------
                                                     PLAZA          TAJ          TRUMP AC       TRUMP        TRUMP         THCR
                                                   ASSOCIATES    ASSOCIATES    CONSOLIDATED    INDIANA       MARINA    CONSOLIDATED*
                                                   ----------    ----------    ------------    -------       ------    -------------
                                                                                    (IN THOUSANDS)
Revenues:
 Table Games....................................   $ 45,545     $107,768         $153,313      $ 22,555     $ 37,343    $ 213,211
 Slots..........................................    139,190      145,976          285,166        50,860       94,353      430,379
 Other Gaming...................................       --          9,162            9,162          --            823        9,985
                                                   --------     --------         --------      --------     --------     --------
  Total Gaming..................................    184,735      262,906          447,641        73,415      132,519      653,575
 Other..........................................     52,886       58,015          110,901         2,004       30,818      143,723
                                                   --------     --------         --------      --------     --------     --------
  Gross Revenue.................................    237,621      320,921          558,542        75,419      163,337      797,298
Less: Promotional Allowances....................     31,293       35,508           66,801           357       19,874       87,032
                                                   --------     --------         --------      --------     --------     --------
  Net Revenue...................................    206,328      285,413          491,741        75,062      143,463      710,266
                                                   --------     --------         --------      --------     --------     --------
Costs and Expenses:
 Gaming.........................................    116,446      163,194          279,640        46,252       85,483      411,375
 Pre-opening....................................       --           --               --            --           --           --
 General & Administrative.......................     41,904       42,982           84,928        14,474       32,222      136,404
 Depreciation & Amortization....................     11,997       22,958           35,009         2,520        8,725       46,275
 Other..........................................     15,788       16,171           31,959         1,472        5,919       39,350
                                                   --------     --------         --------      --------     --------     --------
  Total Costs and Expenses......................    186,135      245,305          431,536        64,718      132,349      633,404
                                                   --------     --------         --------      --------     --------     --------
Income from Operations..........................     20,193       40,108           60,205        10,344       11,114       76,862
                                                   --------     --------         --------      --------     --------     --------
Non-operating Income............................        303          632            1,432           435          160        3,202
Interest Expense................................    (24,391)     (47,427)         (71,818)       (5,409)     (24,528)    (105,270)
                                                   --------     --------         --------      --------     --------     --------
  Total Non-operating Income....................    (24,088)     (46,795)         (70,386)       (4,974)     (24,368)    (102,068)
                                                   --------     --------         --------      --------     --------     --------
Loss in Joint Venture...........................       --           --               --          (1,730)        --         (1,730)
Extraordinary Loss..............................       --            --              --            --           --           --
                                                   --------     --------         --------      --------     --------     --------
Income (Loss) before Minority Interest..........   $ (3,895)    $ (6,687)        $(10,181)     $  3,640     $(13,254)    $(26,936)
                                                   ========     ========         ========      ========     ========
Minority Interest...............................                                                                            9,785
                                                                                                                         --------
Net Loss........................................                                                                         $(17,151)
                                                                                                                         ========

----------------
* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.



                                                                              SIX MONTHS ENDED JUNE 30, 1996
                                                   ---------------------------------------------------------------------------------
                                                     PLAZA          TAJ          TRUMP AC       TRUMP        TRUMP         THCR
                                                   ASSOCIATES    ASSOCIATES    CONSOLIDATED    INDIANA       MARINA    CONSOLIDATED*
                                                   ----------    ----------    ------------    -------       ------    -------------
                                                                     (A)                         (B)           (C)
                                                                                    (IN THOUSANDS)
Revenues:
 Table Games ...................................    $ 49,314       $ 44,157      $ 93,471      $ 1,708                   $ 95,179
 Slots .........................................     121,032         61,261       182,293        6,623                    188,916
 Other Gaming ..................................        --            4,266         4,266         --                        4,266
                                                    --------       --------      --------      -------                   --------
  Total Gaming .................................     170,346        109,684       280,030        8,331                    288,361
 Other .........................................      46,425         24,357        70,782          248                     71,030
                                                    --------       --------      --------      -------                   --------
  Gross Revenue ................................     216,771        134,041       350,812        8,579                    359,391
Less: Promotional Allowances ...................      29,264         13,865        43,129         --                       43,129
                                                    --------       --------      --------      -------                   --------
  Net Revenue ..................................     187,507        120,176       307,683        8,579                    316,262
                                                    --------       --------      --------      -------                   --------
Costs and Expenses:
 Gaming ........................................     101,503         63,856       165,359        4,034                    169,393
 Pre-opening ...................................       3,332           --           3,332        6,634                      9,966
 General & Adminisrtative ......................      36,635         19,537        56,172        1,901                     64,056
 Depreciation & Amortization ...................      10,446         10,756        21,202          356                     21,622
 Other .........................................      12,001          7,842        19,843          107                     19,950
                                                    --------       --------      --------      -------                   --------
  Total Costs and Expenses .....................     163,917        101,991       265,908       13,032                    284,987
                                                    --------       --------      --------      -------                   --------
Income from Operations .........................      23,590         18,185        41,775       (4,453)                    31,275
                                                    --------       --------      --------      -------                   --------
Non-operating Income (Exp.) ....................        (429)        10,206         9,811            1                     12,903
Interest Expense ...............................     (21,742)       (19,840)      (41,582)           5                    (54,147)
                                                    --------       --------      --------      -------                   --------
  Total Non-operating Income (Exp.) ............     (22,171)        (9,634)      (31,771)           6                    (41,244)
                                                    --------       --------      --------      -------                   --------
Extraordinary Loss .............................     (59,132)          --         (59,132)        --                      (59,132)
                                                    --------       --------      --------      -------                   --------
Income (Loss) before
 Minority Interest .............................    $(57,713)      $  8,551      $(49,128)     $(4,447)      N/A         $(69,101)
                                                    ========       ========      ========       ======
Minority Interest ..............................                                                                           14,828
                                                                                                                         --------
Net Loss .......................................                                                                         $(54,273)
                                                                                                                         ========

-------------
* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.
(a) Results from date of acquisition, April 17, 1996
(b) Results from date of commencement of operations,  June 8, 1996
(c) Results from date of acquisition, October 7, 1996

     Gaming revenues were $653,575,000 for the six months ended June 30, 1997, an increase of $365,214,000 or 126.7% from gaming revenues of $288,361,000 for the comparable period in 1996. Taj Associates, which was acquired on April 17, 1996, contributed an increase of $153,222,000 to $262,906,000 for the six months ended June 30, 1997. Trump Marina, which was acquired on October 7, 1996, contributed $132,519,000, and Trump Indiana, which opened the Indiana Riverboat on June 8, 1996, contributed an increase of $65,084,000 to $73,415,000 for the six months ended June 30, 1997. Additionally, Plaza Associates' table games and slot revenues increased $14,389,000 or 8.4% to $184,735,000 for the six months ended June 30, 1997. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East and the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as marketing initiatives.

     Slot revenues were $430,379,000 for the six months ended June 30, 1997, an increase of $241,463,000 or 127.8% from slot revenues of $188,916,000 for the comparable period in 1996. This increase is directly attributable to a full six months of slot revenues in 1997 for Taj Associates, which contributed an increase of $84,715,000 to $145,976,000 from the comparable period in 1996, the acquisition of Trump Marina, which contributed $94,353,000, and a full six months of slot revenues from the Indiana Riverboat, which contributed an increase of $44,237,000 to $50,860,000. Plaza Associates' slot revenues were $139,190,000 for the six months ended June 30, 1997, an increase of $18,158,000 or 15.0% from slot revenues of $121,032,000 for the six months ended June 30, 1996. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $213,211,000 for the six months ended June 30, 1997, an increase of $118,032,000 or 124.0% from $95,179,000 for the comparable period in 1996. This increase is attributable to Taj Associates' increase of $63,611,000 to $107,768,000 for the six months ended June 30, 1997. The acquisition of Trump Marina contributed $37,343,000 and the Indiana Riverboat contributed an increase of $20,847,000 to $22,555,000 in table games revenues. Plaza Associates' table games revenues of $45,545,000 for the three months ended June 30, 1997 decreased by $3,769,000 or 7.7% from the comparable period in 1996, primarily due to a decrease in hold percentage from 15.4% to 14.1%. The decrease in hold percentage was partially offset by an increase in table games drop (dollar value of chips purchased) of 1.0% for the six months ended June 30, 1997.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $7,910,000 in poker revenues, $706,000 in race simulcasting revenues and $546,000 in keno revenues for the six months ended June 30, 1997, an overall increase of $4,896,000 from the comparable period in 1996. Trump Marina generated $823,000 in other gaming revenues for the six months ended June 30, 1997.

     Other revenues were $143,723,000 for the six months ended June 30, 1997, an increase of $72,693,000 or 102.3% from other revenues of $71,030,000 for the comparable period in 1996. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. Taj Associates contributed an increase of $33,658,000 to $58,015,000 for the six months ended June 30, 1997. Trump Marina contributed $30,818,000 in other revenues for the six months ended June 30, 1997, and Trump Indiana, which has no rooms revenue, contributed an increase of $1,756,000 to $2,004,000 in 1997. Plaza Associates' other revenues were $52,886,000 for the six months ended June 30, 1997, an increase of $6,461,000 or 13.9% from the comparable period in 1996. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $87,032,000 for the six months ended June 30, 1997, an increase of $43,903,000 or 101.8% from promotional allowances of $43,129,000 for the six months ended June 30, 1996. Taj Associates generated an increase of $21,643,000 in promotional allowances for the six months ended June 30, 1997 from $13,865,000 for the comparable period in 1996. Trump Marina generated $19,874,000 and Trump Indiana generated an increase of $357,000 in promotional allowances for the six months ended June 30, 1997. Plaza Associates' promotional allowances increased to $31,293,000 or 6.9% from promotional allowances of $29,264,000 in the comparable period in 1996. Plaza Associates' increase is primarily attributable to the additional rooms at Trump World's Fair and Trump Plaza East as well as the addition of three restaurants at Trump World's Fair and increases in marketing initiatives during the six months ended June 30, 1997.

     Gaming costs and expenses were $411,375,000 for the three months ended June 30, 1997, an increase of $241,982,000 or 142.9% from $169,393,000 for the comparable period in 1996. This increase was partially attributable to the increase of $99,338,000 in Taj Associates' gaming costs and expenses to $163,194,000 for the six months ended June 30, 1997. Trump Marina contributed an increase of $85,483,000 and Trump Indiana contributed an increase of $42,218,000 to

$46,252,000 for the six months ended June 30, 1997. Gaming costs and expenses for Plaza Associates were $116,446,000, an increase of $14,943,000 or 14.7% from $101,503,000 for the comparable period in 1996. Plaza Associates' increase is primarily due to increased promotional and operating expenses resulting from operating Trump World's Fair and Trump Plaza East, as well as taxes associated with increased levels of gaming from the comparable period in 1996.

     General and administrative expenses were $136,404,000 for the six months ended June 30, 1997, an increase of $72,348,000 or 112.9% from general and administrative expenses of $64,056,000 for the comparable period in 1996. Taj Associates incurred an increase of $23,445,000 to $42,982,000 for the six months ended June 30, 1997. Trump Marina incurred $32,222,000 in general and administrative expenses, and Trump Indiana incurred an increase of $12,573,000 to $14,474,000 in 1997, which includes a $1,000,000 management fee payable to THCR Holdings. Plaza Associates' increase of $5,269,000 from the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair. General and administrative expenses for THCR (unconsolidated) were $5,780,000 for the six months ended June 30, 1997, a decrease of $203,000 from the comparable period in 1996.

     During the second quarter of 1997, THCR revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were reevaluated to have a new forty year life and furniture and fixtures were determined to have a seven year life. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the six months ended June 30, 1997, the net effect of applying these new lives was to increase net income by $3,326,000 and decrease loss per share by $.09.

     Pre-opening expenses of $3,332,000 were incurred by Plaza Associates for the six months ended June 30, 1996 and reflect the costs associated with opening Trump World's Fair in May 1996. Trump Indiana incurred $ 6,634,000 in pre-opening expenses for the six months ended June 30, 1996.

     Other expenses were $39,350,000 for the six months ended June 30, 1997, an increase of $19,400,000 or 97.2% from the comparable period in 1996. Other expenses include costs associated with operating Trump Plaza's, Trump Marina's and the Taj Mahal's hotels. Taj Associates' other expenses increased $8,329,000 to $16,171,000 for the six months ended June 30, 1997. Trump Marina incurred $5,919,000 in 1997 while Trump Indiana's other expenses increased $1,365,000 from the comparable period in 1996. Plaza Associates' other expenses increased by $3,787,000 or 31.6% from the comparable period in 1996. This increase is due to operating Trump World's Fair and Trump Plaza East, both having opening dates in 1996.

     Income from operations was $76,862,000 for the six months ended June 30, 1997, an increase of $45,587,000 or 145.8% from income from operations of $31,275,000 for the comparable period in 1996. Taj Associates contributed an increase of $21,923,000 from the comparable period in 1996 while Trump Marina contributed $11,114,000 of income from operations. Trump Indiana contributed $10,344,000 during the six months ended June 30, 1997, an increase of $14,797,000 from the comparable period in 1996. THCR (unconsolidated) contributed an increase in operating income for the six months ended June 30, 1997 due to an overall decrease in operating expenses of $246,000. These increases were partially offset by Plaza Associates' decrease of $3,397,000 in income from operations for the six months ended June 30, 1997 or 14.4% from the comparable period in 1996.

     Interest expense was $105,270,000 for the six months ended June 30, 1997, an increase of $51,123,000 or 94.40% from interest expense of $54,147,000 for the comparable period in 1996. This increase is attributable to Taj Associates' increase of $27,587,000 of interest expense and Trump Marina, which incurred $20,124,000 of interest expense, for the six months ended June 30, 1997, excluding $4,404,000 payable to THCR Holdings on the Castle PIK Notes. Plaza Associates reflects an increase of $2,649,000 in interest expense due to the retirement of the Plaza Notes and the issuance of the Trump AC Mortgage Notes in addition to debt incurred in the acquisition of certain land and equipment. Trump Indiana incurred an increase of $1,557,000 in interest expense for the six months ended June 30, 1997 due to lease financing, which was offset by a $794,000 decrease in interest expenses primarily due to the retirement of $10,000,000 of Senior Notes by THCR Holdings.

     Interest income was $3,202,000 for the six months ended June 30, 1997, a decrease of $519,000 or 13.9% from interest income of $3,721,000 for the comparable period in 1996. Plaza Associates reflects a decrease in 1997 of $732,000 in non-operating expenses associated with Trump Plaza East and Trump World's Fair. Taj Associates' non-operating income in 1996 consists of a one-time $10,000,000 non-refundable licensing fee resulting from an agreement with Atlantic Jersey Thermal Systems, Inc.

     The extraordinary loss of $59,132,000 for the six months ended June 30, 1996, is related to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996.

SEASONALITY

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending June 30, 1997 are not necessarily indicative of the operating results for a full year.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Registrants at this time.


                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     THCR and certain of its employees have been involved in various legal proceedings. In general, THCR has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

     On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts Incorporated, the State of New Jersey ("State"), the New Jersey Department of Transportation, the South Jersey Transportation Authority, the Casino Reinvestment Development Authority ("CRDA"), the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. This decision is currently being appealed and all briefs are scheduled to be filed by mid-October. On May 14, 1997, the State Court entered a summary judgment in favor of the State and CRDA. This decision is also being appealed and all briefs are scheduled to be filed by mid-September.

     On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) (the "Delaware cases") against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates and TCI-II. The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with the Castle Acquisition by purchasing these interests at an excessive price in a self-dealing transaction. The complaint sought to enjoin the transaction, and also sought damages and an accounting. The injunction was never pursued.

     On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates, TCI, TCI-II, TCHI and Salomon Brothers, Inc. ("Salomon"). The plaintiff claims that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Castle Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiff seeks removal of the directors of THCR, and injunction, rescission and damages.

     The Delaware cases were recently dismissed in Delaware and amended and refiled in the Southern District of New York. These cases have subsequently been consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with the previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997.

     THCR believes that the suits are without merit and intend to contest vigorously the allegations against them. At this early stage, however, no opinion can be expressed as to the likely outcome of these actions.

     Various other legal proceedings are now pending against THCR. Except as set forth herein and in THCR's Annual Report on Form 10-K for the year ended December 31, 1996, THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

ITEM 2 -- CHANGES IN SECURITIES
     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5 -- OTHER INFORMATION
     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

   A. EXHIBITS:

   EXHIBIT NO.         DESCRIPTION OF EXHIBIT
   ----------          ----------------------
     27.1(1)   Financial Data Schedule of Trump Hotels & Casino Resorts, Inc.
     27.2(2)   Financial Data Schedule of Trump Hotels & Casino Resorts
                 Holdings, L.P.
     27.3(2)   Financial Data Schedule of Trump Hotels & Casino Funding, Inc.

--------------

(1) Filed only with the Quarterly Report on Form 10-Q of THCR for the quarter ended June 30, 1997.

(2) Filed only with the Quarterly Report on Form 10-Q of THCR Holdings and THCR Funding for the quarter ended June 30, 1997.

    B. CURRENT REPORTS ON FORM 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning April 1, 1997 and ending June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRUMP HOTELS & CASINO RESORTS, INC.
                                              (Registrant)

Date: August 14, 1997
                                    By:  /s/ NICHOLAS L. RIBIS
                                         -------------------------------------
                                         NICHOLAS L. RIBIS
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and Director
                                         (Duly Authorized Officer and Principal
                                          Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                            (Registrant)

Date: August 14, 1997
                                  By:  Trump Hotels & Casino Resorts, Inc.,
                                       its general partner


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

Date: August 14, 1997

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