Form 10-Q
period 1997-09-30
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 1997-11-14
CIK 943322, 943323

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ___ TO ___

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
(Address of principal executive offices)                       (Zip Code)

                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)





     INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                   YES  X     NO ___
                                                       ---

     THE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF TRUMP HOTELS & CASINO RESORTS, INC. AS OF NOVEMBER 14, 1997 WAS 22,500,256.

     THE NUMBER OF OUTSTANDING SHARES OF CLASS B COMMON STOCK, PAR VALUE $.01 PER SHARE, OF TRUMP HOTELS & CASINO RESORTS, INC. AS OF NOVEMBER 14, 1997 WAS 1,000.

     THE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF TRUMP HOTELS & CASINO RESORTS FUNDING, INC. AS OF NOVEMBER 14, 1997 WAS 100.

================================================================================

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                               INDEX TO FORM 10-Q

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS                                            PAGE NO.
                                                                        --------
  Condensed Consolidated Balance Sheets of Trump Hotels
    & Casino Resorts, Inc. as of September 30, 1997
    (unaudited) and December 31, 1996.......................................1

  Condensed Consolidated Statements of Operations
    of Trump Hotels & Casino Resorts, Inc.
    for the Three Months and Nine Months Ended
    September 30, 1997 and 1996 (unaudited).................................2

  Condensed Consolidated Statement of Stockholders'
    Equity of Trump Hotels & Casino Resorts, Inc.
    for the Nine Months Ended September 30, 1997  (unaudited)................3

  Condensed Consolidated Statements of Cash Flows of
    Trump Hotels & Casino Resorts, Inc. for the Nine Months
    Ended September 30, 1997 and 1996 (unaudited).................... ......4-5

  Condensed Consolidated Balance Sheets of Trump Hotels
    & Casino Resorts Holdings, L.P. as of September 30, 1997
    (unaudited) and December 31, 1996.........................................6

  Condensed Consolidated Statements of Operations of Trump
    Hotels & Casino Resorts Holdings, L.P. for the Three Months
    and Nine Months Ended September 30, 1997 and 1996 (unaudited).............7

  Condensed Consolidated Statement of Capital of Trump
    Hotels & Casino Resorts Holdings, L.P. for the Nine Months
    Ended September 30, 1997  (unaudited).....................................8

  Condensed Consolidated Statements of Cash Flows of Trump
    Hotels & Casino Resorts Holdings, L.P. for the Nine Months
    Ended September 30, 1997 and 1996 (unaudited)..........................9-10

   Condensed Balance Sheets of Trump Hotels & Casino Resorts
     Funding, Inc. as of September 30, 1997 (unaudited) and
     December 31, 1996.......................................................11

   Statements of Operations of Trump Hotels & Casino Resorts
     Funding, Inc. for the Three Months and Nine Months
     Ended September 30, 1997 and 1996 (unaudited)...........................12

   Statement of Cash Flows of Trump Hotels & Casino Resorts
     Funding, Inc. for the Nine Months Ended September 30,
     1997 and 1996 (unaudited)...............................................13

   Notes to Condensed Consolidated Financial Statements of
     Trump Hotels & Casino Resorts, Inc., Trump Hotels &
     Casino Resorts Holdings, L.P. and Trump Hotels & Casino
     Resorts Funding, Inc. (unaudited).....................................14-18

ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................19-25

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk.........25

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            INDEX TO FORM 10-Q CONT'D

                                                                       PAGE NO.
                                                                       -------
PART II -- OTHER INFORMATION

 ITEM 1 -- Legal Proceedings.............................................25-27
 ITEM 2 -- Changes in Securities and Use of Proceeds.....................27
 ITEM 3 -- Defaults Upon Senior Securities...............................27
 ITEM 4 -- Submission of Matters to a Vote of Security Holders...........27
 ITEM 5 -- Other Information.............................................28
 ITEM 6 -- Exhibits and Reports on Form 8-K..............................28

SIGNATURES

 SIGNATURE -- Trump Hotels & Casino Resorts, Inc.........................29
 SIGNATURE -- Trump Hotels & Casino Resorts Holdings, L.P................30
 SIGNATURE -- Trump Hotels & Casino Resorts Funding, Inc.................31

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       TRUMP HOTELS & CASINO RESORTS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                             SEPTEMBER 30,   DECEMBER 31,
                                                 1997           1996
                                             ----------      -----------
                                             UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents ................   $   146,304    $   175,749
Receivables, net .........................        67,371         54,395
Inventories ..............................        12,333         10,710
Prepaid expenses and other current assets         29,661         12,729
                                             -----------    -----------
     Total Current Assets ................       255,669        253,583

INVESTMENT IN BUFFINGTON HARBOR, L.L.C ...        44,894         45,782
INVESTMENT IN CASTLE PIK NOTES ...........        50,948         44,191
PROPERTY AND EQUIPMENT, NET ..............     2,017,374      2,009,261
DEFERRED LOAN COSTS, NET .................        42,741         48,602
OTHER ASSETS .............................        61,682         54,017
                                             -----------    -----------
Total Assets .............................   $ 2,473,308    $ 2,455,436
                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ...   $    24,050    $    19,356
  Accounts payable and accrued expenses ..       128,373        117,811
  Accrued interest payable ...............        75,648         28,393
  Due to affiliates, net .................          --            1,171
                                             -----------    -----------
    Total Current Liabilities ............       228,071        166,731

LONG-TERM DEBT, net of current maturities      1,705,618      1,713,425
DEFERRED INCOME TAXES PAYABLE ............         4,272          4,272
OTHER LONG TERM LIABILITIES ..............        13,883         10,309
                                             -----------    -----------
    Total Liabilities ....................     1,951,844      1,894,737
                                             -----------    -----------

MINORITY INTEREST ........................       164,568        172,604

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 75,000,000
   shares authorized, 24,206,756 issued
   and outstanding .......................           241            241
  Class B Common Stock, $.01 par value,
   1,000 shares authorized, issued and
   outstanding ...........................          --             --
  Additional Paid in Capital .............       455,646        455,452
  Accumulated Deficit ....................       (81,715)       (67,598)
  Less treasury stock, 1,706,500 shares
    of THCR Common Stock, at cost ........       (17,276)          --
                                             -----------    -----------
    Total Stockholders' Equity ...........       356,896        388,095
                                             -----------    -----------
Total Liabilities and Stockholders' Equity   $ 2,473,308    $ 2,455,436
                                             ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                                               TRUMP HOTELS & CASINO RESORTS, INC.

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                           (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   -------------------------       ----------------------------
                                                                        1997          1996             1997           1996
                                                                   ------------    ---------       ------------    ------------
REVENUES:
   Gaming ......................................................   $    341,080    $    298,414    $    994,655    $    586,775
   Rooms .......................................................         29,346          24,310          77,149          48,464
   Food and Beverage ...........................................         42,830          33,108         118,146          71,631
   Other .......................................................         14,190           9,073          36,132          17,426
                                                                   ------------    ------------    ------------    ------------
   Gross Revenues ..............................................        427,446         364,905       1,226,082         724,296
Less -- Promotional allowances .................................         51,850          39,343         140,220          82,472
                                                                   ------------    ------------    ------------    ------------
   Net Revenues ................................................        375,596         325,562       1,085,862         641,824
                                                                   ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Gaming ......................................................        209,766         167,861         621,141         337,254
   Rooms .......................................................          8,174           7,235          23,304          15,587
   Food and Beverage ...........................................         13,299          11,134          37,519          22,732
   General and Administrative ..................................         66,895          54,493         203,299         118,549
   Depreciation and Amortization ...............................         20,379          21,937          66,654          43,559
   Pre-Opening .................................................           --             3,561            --            13,527
                                                                   ------------    ------------    ------------    ------------
                                                                        318,513         266,221         951,917         551,208
                                                                   ------------    ------------    ------------    ------------
   Income from operations ......................................         57,083          59,341         133,945          90,616
                                                                   ------------    ------------    ------------    ------------
NON-OPERATING INCOME AND (EXPENSES):
   Interest income .............................................          1,290           4,787           4,492           8,508
   Interest expense ............................................        (52,565)        (43,697)       (157,835)        (97,844)
   Other non-operating income ..................................           --             5,691            --            14,873
                                                                   ------------    ------------    ------------    ------------
                                                                        (51,275)        (33,219)       (153,343)        (74,463)
                                                                   ------------    ------------    ------------    ------------
Income (loss) before equity in loss of Buffington Harbor,
   L.L.C.,  extraordinary items and minority  interest .........          5,808          26,122         (19,398)         16,153
Equity in loss of Buffington Harbor, L.L.C .....................         (1,025)           --            (2,755)           --
                                                                   ------------    ------------    ------------    ------------
Income (loss) before extraordinary items and minority
   interest ....................................................          4,783          26,122         (22,153)         16,153
Extraordinary loss .............................................           --              --              --           (59,132)
Minority Interest ..............................................         (1,749)         (6,581)          8,036           8,247
                                                                   ------------    ------------    ------------    ------------
NET INCOME (LOSS) ..............................................   $      3,034    $     19,541    $    (14,117)   $    (34,732)
                                                                   ============    ============    ============    ============
Earnings (loss) per share ......................................   $        .13    $        .81    $       (.62)   $      (1.86)
                                                                   ============    ============    ============    ============
Weighted average shares ........................................     22,500,256      24,206,756      22,894,222      18,710,930
                                                                   ============    ============    ============    ============



                            The accompanying notes are an integral part of these
                                condensed consolidated financial statements.



                                      TRUMP HOTELS & CASINO RESORTS, INC.

                           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                  (UNAUDITED)
                                            (DOLLARS IN THOUSANDS)

                                     NUMBER OF SHARES
                                    ------------------
                                                        COMMON  ADDITIONAL
                                               CLASS B  STOCK    PAID IN      ACCUMULATED  TREASURY
                                    COMMON     COMMON   AMOUNT   CAPITAL        DEFICIT      STOCK      TOTAL
                                    ------     ------   ------   -------      -----------  ---------   --------

Balance, December 31, 1996 ....   24,140,090    1,000   $ 241   $455,452     $(67,598)     $  --       $388,095

Purchase of treasury
 stock, 1,706,500 shares of
 THCR Common Stock,
 at cost ......................         --       --      --         --             --       (17,276)    (17,276)

Issuance of Phantom Stock Award       66,666     --      --         --             --         --           --

Accretion of Phantom Stock
 Units ........................         --       --      --          194           --         --            194

Net Loss ......................         --       --      --         --        (14,117)        --        (14,117)
                                  ----------    -----   -----   --------     --------      --------    --------
Balance, September 30, 1997 ...   24,206,756    1,000   $ 241   $455,646     $(81,715)     $(17,276)   $356,896
                                  ==========    =====   =====   ========     ========      ========    ========



                                  The accompanying notes are an integral
                          part of this condensed consolidated financial statement.



                                 TRUMP HOTELS & CASINO RESORTS, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                          THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                             (UNAUDITED)
                                       (DOLLARS IN THOUSANDS)

                                                                                      1997         1996
                                                                                      ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .....................................................................   $ (14,117)   $ (34,732)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Extraordinary loss .........................................................        --         59,132
    Equity in loss of Buffington Harbor, L.L.C .................................       2,755         --
    Depreciation and amortization ..............................................      66,654       43,559
    Payment-In-Kind interest in Castle PIK Notes ...............................      (6,757)        --
    Minority interest in net loss ..............................................      (8,036)      (8,247)
    Accretion of discounts on mortgage notes ...................................       2,361          132
    Amortization of deferred loan costs ........................................       5,861        4,684
    Provision for losses on receivables ........................................       6,393        3,213
    Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs ............................................................       7,587        2,098
    Accretion of phantom stock units ...........................................         194          350
                                                                                   ---------    ---------
                                                                                      62,895       70,189
 Change in assets and liabilities:
    Increase in receivables ....................................................     (19,369)     (31,300)
    Increase in inventories ....................................................      (1,623)         (97)
    Increase in other current assets ...........................................     (15,799)      (5,430)
    Decrease in due to affiliates ..............................................      (1,437)      (2,173)
    Increase in other assets ...................................................      (5,277)      (6,909)
    Increase in accounts payable & accrued expenses ............................      10,355        4,141
    Increase in accrued interest payable .......................................      47,255       20,560
    Increase (decrease) in other long-term liabilities .........................       7,615         (872)
                                                                                   ---------    ---------
    Net cash flows provided by operating activities ............................      84,615       48,109
                                                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ......................................     (71,575)    (228,318)
  Investment in Buffington Harbor, L.L.C .......................................      (1,867)     (22,237)
  CRDA Investments .............................................................     (10,572)      (4,493)
  Cash restricted for future construction ......................................        --         14,911
  Cash restricted for interest .................................................        --         12,013
  Investment in Trump Marina ...................................................        --        (41,991)
  Purchase of Taj Holding, net of cash acquired ................................        --         46,714
                                                                                   ---------    ---------
    Net cash flows used in investing activities ................................     (84,014)    (223,401)
                                                                                   ---------    ---------


Continued . . . . . . .

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                       TRUMP HOTELS & CASINO RESORTS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 CONT'D
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                        1997         1996
                                                                        ----         ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock ......................................   $(17,276)   $      --
  Issuance of long-term debt-other ................................      2,177         40,231
  Payment of long-term debt-other .................................    (14,947)       (15,721)
  Issuance of common stock, net ...................................       --          386,062
  Repayment of long term debt .....................................       --       (1,156,836)
  Issuance of Trump AC Mortgage Notes .............................       --        1,200,000
  Retirement of NatWest loan ......................................       --          (36,500)
  Cost of issuing debt ............................................       --          (41,477)
                                                                      --------    -----------
    Net cash flows provided by (used in) financing activities .....    (30,046)       375,759
                                                                      --------    -----------
    Net increase (decrease) in cash and cash equivalents ..........    (29,445)       200,467
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................    175,749         19,208
                                                                      --------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................   $146,304    $   219,675
                                                                      ========    ===========
CASH INTEREST PAID ................................................   $101,151    $    28,186
                                                                      ========    ===========
Supplemental Disclosure of Non-Cash Activities:
 Purchase of property and equipment under capital lease obligations   $  4,095    $    10,488
                                                                      ========    ===========

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

  Fair value of net assets acquired................................               $1,005,816
  Cash paid for the capital stock and payment to Bankers Trust.....                  (41,181)
  Minority interest of Trump.......................................                  (30,500)
                                                                                  ----------
      Liabilities assumed..........................................               $  934,135
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

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                              SEPTEMBER 30,  DECEMBER 31,
                                                  1997           1996
                                              ------------   ------------
                                               (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents ...............   $   146,300   $   175,745
  Receivables, net ........................        67,371        54,395
  Inventories .............................        12,333        10,710
  Prepaid expenses and other current assets        29,661        12,729
                                              -----------    -----------
     Total Current Assets .................       255,665       253,579

INVESTMENT IN BUFFINGTON HARBOR, L.L.C ....        44,894        45,782
INVESTMENT IN CASTLE PIK NOTES ............        50,948        44,191
PROPERTY AND EQUIPMENT, NET ...............     2,017,374     2,009,261
DEFERRED LOAN COSTS, NET ..................        42,741        48,602
OTHER ASSETS ..............................        61,682        54,017
                                              -----------   -----------
    Total Assets ..........................   $ 2,473,304   $ 2,455,432
                                              ===========   ===========


                            LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt ....   $    24,050   $    19,356
  Accounts payable and accrued expenses ...       128,373       117,811
  Accrued interest payable ................        75,648        28,393
  Due to affiliates, net ..................          --           1,171
                                              -----------    ----------
    Total Current Liabilities .............       228,071       166,731

LONG-TERM DEBT, net of current maturities .     1,705,618     1,713,425
DEFERRED INCOME TAXES PAYABLE .............         4,272         4,272
OTHER LONG TERM LIABILITIES ...............        13,883        10,309
                                              -----------    ----------
    Total Liabilities .....................     1,951,844     1,894,737
                                              -----------    ----------
CAPITAL:
   Partners Capital .......................       635,227       652,503
   Accumulated Deficit ....................      (113,767)      (91,808)
                                              -----------    ----------
   Total Capital ..........................       521,460       560,695
                                              -----------    ----------
   Total Liabilities and Capital ..........   $ 2,473,304   $ 2,455,432
                                              ===========    ==========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                             TRUMP HOTELS & CASINO RESORTS HOLDINGS L.P.

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                             (UNAUDITED)
                                       (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                     ---------------------   ----------------------
                                                        1997        1996        1997         1996
                                                     --------    --------    ----------    --------
REVENUES:
   Gaming ........................................   $341,080    $298,414    $  994,655    $586,775
   Rooms .........................................     29,346      24,310        77,149      48,464
   Food and Beverage .............................     42,830      33,108       118,146      71,631
   Other .........................................     14,190       9,073        36,132      17,426
                                                     --------    --------    ----------    --------
   Gross Revenues ................................    427,446     364,905     1,226,082     724,296
Less -- Promotional allowances ...................     51,850      39,343       140,220      82,472
                                                     --------    --------    ----------    --------
   Net Revenues ..................................    375,596     325,562     1,085,862     641,824
                                                     --------    --------    ----------    --------
COSTS AND EXPENSES:
  Gaming .........................................    209,766     167,861       621,141     337,254
  Rooms ..........................................      8,174       7,235        23,304      15,587
  Food and Beverage ..............................     13,299      11,134        37,519      22,732
  General and Administrative .....................     66,895      54,376       203,105     118,199
  Depreciation and Amortization ..................     20,379      21,937        66,654      43,559
  Pre-Opening ....................................       --         3,561          --        13,527
                                                     --------    --------    ----------    --------
                                                      318,513     266,104       951,723     550,858
                                                     --------    --------    ----------    --------
    Income from operations .......................     57,083      59,458       134,139      90,966
                                                     --------    --------    ----------    --------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income ................................      1,290       4,787         4,492       8,508
  Interest expense ...............................    (52,565)    (43,697)     (157,835)    (97,844)
  Other non-operating income .....................       --         5,691          --        14,873
                                                     --------    --------    ----------    --------
                                                      (51,275)    (33,219)     (153,343)    (74,463)
                                                     --------    --------    ----------    --------
Income (loss)  before equity in loss of Buffington
 Harbor, L.L.C.,  and extraordinary
  items ..........................................      5,808      26,239       (19,204)     16,503
Equity in loss of Buffington Harbor, L.L.C .......     (1,025)       --          (2,755)       --
                                                     --------    --------    ----------    --------
Income (loss) before extraordinary items .........      4,783      26,239       (21,959)     16,503
Extraordinary loss ...............................       --          --            --       (59,132)
                                                     --------    --------    ----------    --------
NET INCOME (LOSS) ................................   $  4,783    $ 26,239    $  (21,959)   $(42,629)
                                                     ========    ========    ==========    ========



                    The accompanying notes are an integral part of these
                        condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                   Partners'  Accumulated
                                   Capital     Deficit      Total
                                  ---------  ------------ ---------

Balance, December 31, 1996 ....   $652,503    $ (91,808)   $560,695


Purchase of 1,706,500 shares of
   THCR Common Stock ..........    (17,276)        --       (17,276)


Net Loss ......................       --        (21,959)    (21,959)
                                  --------    ---------    --------


Balance, September 30, 1997 ...   $635,227    $(113,767)   $521,460
                                  ========    =========    ========




               The accompanying notes are an integral part of this
                  condensed consolidated financial statement.


                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   1997         1996
                                                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .....................................................................   $ (21,959)   $ (42,629)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Extraordinary loss .........................................................        --         59,132
  Equity in loss of Buffington Harbor, L.L.C .................................       2,755         --
  Depreciation and amortization ..............................................      66,654       43,559
  Payment-In-Kind interest in Castle PIK Notes ...............................      (6,757)        --
  Accretion of discounts on mortgage notes ...................................       2,361          132
  Amortization of deferred loan costs ........................................       5,861        4,684
  Provision for losses on receivables ........................................       6,393        3,213
 Valuation allowance of CRDA investments and amortization of Indiana
   gaming costs ..............................................................       7,587        2,098
                                                                                 ---------    ---------
                                                                                    62,895       70,189

 Change in assets and liabilities:
  Increase in receivables ....................................................     (19,369)     (31,300)
  Increase in inventories ....................................................      (1,623)         (97)
  Increase in other current assets ...........................................     (15,799)      (5,493)
  Decrease in due to affiliates ..............................................      (1,437)      (1,963)
  Increase in other assets ...................................................      (5,277)      (6,909)
  Increase in accounts payable & accrued expenses ............................      10,355        4,141
  Increase in accrued interest payable .......................................      47,255       20,560
  Increase (decrease)in other long-term liabilities ..........................       7,615         (872)
                                                                                 ---------    ---------
    Net cash flows provided by operating activities ..........................      84,615       48,256
                                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ....................................     (71,575)    (228,318)
  Investment in Buffington Harbor, L.L.C .....................................      (1,867)     (22,237)
  CRDA Investments ...........................................................     (10,572)      (4,493)
  Cash restricted for future construction ....................................        --         14,911
  Cash restricted for interest ...............................................        --         12,013
  Investment in Trump Marina .................................................        --        (41,991)
  Purchase of Taj Holding, net of cash acquired ..............................        --         46,714
                                                                                 ---------    ---------
    Net cash flows used in investing activities ..............................     (84,014)    (223,401)
                                                                                 ---------    ---------

Continued ......

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
            THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 CONT'D
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                        1997            1996
                                                                        ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of THCR Common Stock ..................................   $ (17,276)   $      --
  Issuance of long-term debt-other ...............................       2,177         40,231
  Payment of long-term debt-other ................................     (14,947)       (15,721)
  Contributed capital ............................................        --          385,920
  Repayment of Long Term Debt ....................................        --       (1,156,836)
  Issuance of Trump AC Mortgage Notes ............................        --        1,200,000
  Retirement of NatWest loan .....................................        --          (36,500)
  Cost of issuing debt ...........................................        --          (41,477)
                                                                     ---------    -----------
    Net cash flows provided by (used in) financing activities ....     (30,046)       375,617
                                                                     ---------    -----------
    Net increase (decrease) in cash and cash equivalents .........     (29,445)       200,472
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................     175,745         19,199
                                                                     ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $ 146,300    $   219,671
                                                                     =========    ===========
CASH INTEREST PAID ...............................................   $ 101,566    $    28,186
                                                                     =========    ===========
Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations   $   4,095    $    10,488
                                                                     =========    ===========

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

Fair value of net assets acquired ..........................                      $ 1,005,816
Cash paid for the capital stock and payment to Bankers Trust                          (41,181)
Minority interest of Trump .................................                          (30,500)
                                                                                  -----------
Liabilities assumed ........................................                      $   934,135
                                                                                  ===========


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

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------  -----------
                                                       (UNAUDITED)


Cash .................................................   $   --      $   --

Interest Receivable ..................................      6,555         936

Note Receivable ......................................    145,000     145,000
                                                         --------    --------
     Total Assets ....................................   $151,555    $145,936
                                                         ========    ========

                             LIABILITIES AND CAPITAL

Accrued Interest Payable .............................   $  6,555    $    936

15 1/2% Senior Secured Notes, due 2005 ...............    145,000     145,000

Common Stock, $.01 par value, 1,000 shares
  authorized, 100 shares issued and outstanding ......       --          --

Retained Earnings ....................................       --          --
                                                         --------    --------
     Total Liabilities and Capital ...................   $151,555    $145,936
                                                         ========    ========




              The accompanying notes are an integral part of these
                         condensed financial statements.

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                              ------------------    -----------------
                              1997        1996       1997        1996
                              ----       -----       ----        ----

Interest Income ..........  $ 5,618     $ 6,007    $ 16,856    $ 18,019

Interest Expense .........   (5,618)     (6,007)    (16,856)    (18,019)
                            -------     -------    --------    --------

Net Income ...............  $  --       $  --      $   --      $   --
                            =======     =======    ========    ========




              The accompanying notes are an integral part of these
                         condensed financial statements.

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         1997       1996
                                                         ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..........................................  $  --      $  --
Decrease (increase) in interest receivable ..........   (5,619)    (6,006)
Increase (decrease) in interest payable .............    5,619      6,006
                                                       -------    -------
Net Cash Flows Provided By Operating Activities......     --         --
                                                       -------    -------
Cash and Cash Equivalents at Beginning of Period ....     --         --
                                                       -------    -------
Cash and Cash Equivalents at End of Period ..........  $  --      $  --
                                                       =======    =======



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

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                                       AND

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  ORGANIZATION AND OPERATIONS

     The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and subsidiaries, including Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding"). THCR Holdings is an entity which is currently owned approximately 61.8% by THCR, as both a general and limited partner, and approximately 38.2% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Accordingly, such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock"). The accompanying consolidated financial statements include those of (i) THCR and its 61.8% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly owned subsidiaries:

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

          Trump Indiana, Inc. ("Trump Indiana"), which commenced operations on June 8, 1996, owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan, Indiana (the "Indiana Riverboat").

          Trump's Castle Associates, L.P. ("Castle Associates") which was acquired on October 7, 1996. Castle Associates owns and operates Trump Marina Hotel Casino ("Trump Marina") located in Atlantic City, New Jersey.

          THCR Funding, the issuer of $145,000,000 15 1/2% Senior Secured Notes, due 2005 (the "Senior Notes").

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

     The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for a full year.

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

(2)  PUBLIC OFFERINGS AND MERGER

     On June 12, 1995, THCR completed a public offering of 10,000,000 shares of its common stock at $14.00 per share (the "1995 Stock Offering") for gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings, together with its subsidiary, THCR Funding, issued the Senior Notes for gross proceeds of $155,000,000 (the "1995 Note Offering" and, together with the 1995 Stock Offering, the "1995 Offerings"). From the proceeds of the 1995 Stock Offering, THCR contributed $126,848,000 to THCR Holdings, in exchange for an approximately 60% general partnership interest in THCR Holdings.

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

     On October 7, 1996, THCR Holdings acquired from Trump all of his outstanding equity interest in Castle Associates (the "Castle Acquisition") pursuant to the terms of the Agreement dated as of June 24, 1996, as amended (the "Castle Agreement"), by and among THCR, THCR Holdings, Trump Casinos II, Inc., formerly known as TC/GP, Inc. ("TCI-II"), Trump's Castle Hotel & Casino, Inc. ("TCHI") and Trump.

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

                                       AND

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On October 7, 1996, the closing date of the Castle Acquisition, the following transactions were effected:

          (a) Trump contributed to THCR Holdings his 61.5% equity interest in Castle Associates, in consideration for which he received a 9.52854% limited partnership interest in THCR Holdings, exchangeable into 3,626,450 shares of THCR Common Stock (valuing each share at $28.80, based on the price of the THCR Common Stock several days before and after the date of the Castle Agreement (the "THCR Stock Contribution Value"));

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

     Unaudited pro forma information, assuming that the Taj Merger Transaction and the Castle Acquisition had occurred on January 1, 1996, is as follows:

                                                           NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1996
                                                          ------------------
  Net revenues...........................................   $ 995,692,000
  Income from operations.................................      94,578,000
  Loss before extraordinary loss and minority interest...     (33,303,000)
  Extraordinary Loss.....................................     (59,132,000)
  Loss before Minority Interest..........................     (92,435,000)
  Minority Interest......................................      33,831,000
                                                             ------------
  Net loss...............................................   $ (58,604,000)
                                                            =============
  Net loss per share.....................................   $       (2.42)
                                                            =============

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

Earnings Per Share

     On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share. If THCR had adopted SFAS No. 128 for the nine months ended September 30, 1997, there would have been no effect on earnings per share.

(3) PROPERTY AND EQUIPMENT

     During the second quarter of 1997, THCR revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three months and nine months ended September 30, 1997, the net effect of applying these new lives was to increase net income by $2,381,000 and $4,496,000, respectively, and decrease loss per share by $.10 and $.19, respectively.

(4) PURCHASE OF TREASURY STOCK

     On January 6, 1997, the Board of Directors of THCR (the "Board of Directors") authorized the repurchase by THCR Holdings of up to 1,250,000 shares of THCR Common Stock from time to time in the open market or privately negotiated transactions. On March 10, 1997, the Board of Directors authorized the repurchase of up to an additional 1,250,000 shares of THCR Common Stock. The repurchase program is effective until the end of 1997. As of September 30, 1997, THCR Holdings had repurchased 1,706,500 shares of THCR Common Stock.

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

     In addition, the ability of (i) Plaza Associates and Taj Associates (through Trump AC) and (ii) Castle Associates to make payments of dividends or distributions to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC"). Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the Indiana Gaming Commission.

     Cash flows from operating activities are THCR's principal source of liquidity and were $84,615,000 compared to $48,109,000 for the comparable period in 1996. With the proceeds from the 1996 Offerings, THCR, among other things, redeemed the outstanding Taj Bonds, retired the outstanding Plaza Notes, satisfied the indebtedness of Taj Associates under its loan agreement with NatWest, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal and paid Bankers Trust to release certain liens and guarantees.

     Capital expenditures for Trump AC were $63,449,000 for the nine months ended September 30, 1997. Capital expenditures for the nine months ended September 30, 1996 include Trump Plaza East's and Trump World's Fair's expenditures of approximately $36,877,000 and $56,007,000, respectively. In addition, in 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The exercise price and associated closing costs were $10,144,000.

     Capital expenditures attributable to the Taj Mahal were $37,948,000 for the nine months ended September 30, 1997 and $76,160,000 for the period from acquisition, April 17, 1996 to September 30, 1996. Capital expenditures for improvements to existing facilities were approximately $7,596,000 for the nine months ended September 30, 1997, and $9,675,000 for the period from acquisition, April 17, 1996 to September 30, 1996. Capital expenditures attributable to the expansion of the facility were approximately $30,352,000 for the nine months ended September 30, 1997, and $4,677,000 for the period from acquisition, April 17, 1996 to September 30, 1996. Capital expenditures for the period from acquisition, April 17, 1996 to September 30, 1996, included the purchase of property previously leased, upon which a portion of the casino hotel complex is situated, for $61,808,000.

     The expansion at the Taj Mahal (the "Taj Mahal Expansion") consisted of the construction of a new 15-bay bus terminal which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximate 7,000 square-foot casino expansion with 260 slot machines, which was completed in July 1997. The total costs of the Taj Mahal Expansion including amounts expended in 1996 are approximately $43,000,000 and are being funded principally out of cash from operations.

     In addition to the approximately $96,000,000 spent prior to commencing the operation of the Indiana Riverboat on June 8, 1996, $57,000,000 of funds (consisting of approximately $40,000,000 for the construction of a hotel and other amenities and $17,000,000 for infrastructure improvements and other municipal uses) will be required to be invested by Trump Indiana in connection with the its Riverboat facility including commitments required in connection with the licensure process. The additional investments required to be made over the initial five-year license term are expected to be funded with cash from operations.

     Castle Associates' capital expenditures for 1997 are anticipated to be approximately $1,500,000 and principally consist of hotel room renovations, as well as ongoing casino floor improvements, parking garage upgrades and marina leasehold improvements. In addition, during 1997, Castle Associates completed a $4,200,000 project to retheme the property with a nautical emphasis and rename it Trump Marina. Capital expenditures of $5,453,000 were incurred during the nine months ended September 30, 1997, primarily for the previously mentioned projects.


RESULTS OF OPERATIONS: OPERATING REVENUES AND EXPENSES

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Trump Marina and Trump
Indiana for the three and nine month periods ended September 30, 1997.

     Comparison of Three-Month Periods Ended September 30, 1997 and 1996. The following tables include selected data of Plaza
Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                                         THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                   ---------------------------------------------------------------------------------
                                                      PLAZA           TAJ       TRUMP AC       TRUMP         TRUMP         THCR
                                                   ASSOCIATES     ASSOCIATES  CONSOLIDATED    INDIANA        MARINA    CONSOLIDATED*
                                                   ----------     ----------  ------------    -------        ------    ------------
                                                                                (DOLLARS IN THOUSANDS)
Revenues:
 Gaming ........................................    $ 100,772     $ 137,824     $ 238,596     $  29,875     $  72,609    $ 341,080
 Other .........................................       30,840        35,263        66,103           724        19,539       86,366
                                                    ---------     ---------     ---------     ---------     ---------    ---------
  Gross Revenue ................................      131,612       173,087       304,699        30,599        92,148      427,446
Less: Promotional Allowances ...................       18,448        20,802        39,250           149        12,451       51,850
                                                    ---------     ---------     ---------     ---------     ---------    ---------
  Net Revenue ..................................      113,164       152,285       265,449        30,450        79,697      375,596
                                                    ---------     ---------     ---------     ---------     ---------    ---------
Costs and Expenses:
 Gaming ........................................       62,273        82,466       144,739        20,422        44,605      209,766
 Pre-opening ...................................         --            --            --            --            --           --
 General & Administrative ......................       17,525        21,649        39,215         7,357        16,610       66.895
 Depreciation & Amortization ...................        6,118         8,990        15,137         1,059         4,171       20,379
 Other .........................................        8,802         8,722        17,524           218         3,731       21,473
                                                    ---------     ---------     ---------     ---------     ---------    ---------
  Total Costs and Expenses .....................       94,718       121,827       216,615        29,056        69,117      318,513
                                                    ---------     ---------     ---------     ---------     ---------    ---------
Income from Operations .........................       18,446        30,458        48,834         1,394        10,580       57,083
                                                    ---------     ---------     ---------     ---------     ---------    ---------
Non-operating Income ...........................          126           260           560            45           112        1,290
Interest Expense ...............................      (12,189)      (23,650)      (35,839)       (2,340)      (12,781)     (52,565)
                                                    ---------     ---------     ---------     ---------     ---------    ---------
  Total Non-operating Income ...................      (12,063)      (23,390)      (35,279)       (2,295)      (12,669)     (51,275)
                                                    ---------     ---------     ---------     ---------     ---------    ---------
Loss in Joint Venture ..........................         --            --            --          (1,025)         --         (1,025)
Income Tax Benefit .............................         --            --            --            --            --           --
                                                    ---------     ---------     ---------     ---------     ---------    ---------
Income (Loss) before Minority Interest .........    $   6,383     $   7,068     $  13,555     $  (1,926)    $  (2,089)   $   4,783
                                                    =========     =========     =========     =========     =========    =========
Minority Interest ..............................                                                                            (1,749)
                                                                                                                         ---------
Net Income......................................                                                                         $   3,034
                                                                                                                         =========


*    Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                                               ---------------------------------------------------------------------------------
                                                  PLAZA           TAJ       TRUMP AC         TRUMP        TRUMP           THCR
                                               ASSOCIATES     ASSOCIATES  CONSOLIDATED      INDIANA       MARINA      CONSOLIDATED*
                                               ----------     ----------  ------------      -------      ---------    ------------
                                                                            (DOLLARS IN THOUSANDS)
Revenues:
 Gaming ..................................     $ 111,165      $ 150,816      $ 261,981      $  36,433         N/A       $ 298,414
 Other ...................................        33,230         32,341         65,571            920                      66,491
                                               ---------      ---------      ---------      ---------                   ---------
  Gross Revenue ..........................       144,395        183,157        327,552         37,353                     364,905
Less: Promotional Allowances .............        21,121         18,222         39,343           --                        39,343
                                               ---------      ---------      ---------      ---------                   ---------
  Net Revenue ............................       123,274        164,935        288,209         37,353                     325,562
                                               ---------      ---------      ---------      ---------                   ---------
Costs and Expenses:
 Gaming ..................................        66,707         83,582        150,289         17,572                     167,861
 Pre-opening .............................           501           --              501          3,060                       3,561
 General & Administrative ................        23,017         19,972         43,011          7,925                      54,493
 Depreciation & Amortization .............         6,206         14,049         20,255          1,458                      21,937
 Other ...................................         8,397          9,420         17,817            552                      18,369
                                               ---------      ---------      ---------      ---------                   ---------
  Total Costs and Expenses ...............       104,828        127,023        231,873         30,567                     266,221
                                               ---------      ---------      ---------      ---------                   ---------
Income from Operations ...................        18,446         37,912         56,336          6,786                      59,341
                                               ---------      ---------      ---------      ---------                   ---------
Non-operating Income .....................         5,197            252          5,865            361                      10,478
Interest Expense .........................       (12,667)       (23,828)       (36,495)        (3,206)                    (43,697)
                                               ---------      ---------      ---------      ---------                   ---------
  Total Non-operating Income .............        (7,470)       (23,576)       (30,630)        (2,845)                    (33,219)
                                               ---------      ---------      ---------      ---------                   ---------
Loss in Joint Venture ....................          --             --             --             --                          --
Income Tax ...............................          --             --             --             --                          --
Extraordinary Loss .......................          --             --             --             --
                                               ---------      ---------      ---------      ---------                   ---------
Income (Loss) before
 Minority Interest .......................     $  10,976      $  14,336      $  25,706      $   3,941         N/A       $  26,122
                                               =========      =========      =========      =========                   =========
Minority Interest.........................                                                                                ( 6,581)
                                                                                                                        ---------
Net Income................................                                                                              $  19,541
                                                                                                                        =========

*    Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.
(a)  Results from date of acquisition, April 17, 1996.
(b)  Results from date of commencement of operations, June 8, 1996.
(c)  Results from date of acquisition, October 7, 1996.

                                       20



                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------------------------
                                             PLAZA           TAJ           TRUMP AC          TRUMP         TRUMP          THCR
                                         ASSOCIATES     ASSOCIATES      CONSOLIDATED       INDIANA         MARINA      CONSOLIDATED
                                        ------------    -----------     ------------    ------------    ------------   -------------
                 1997                                        (a)                            (b)              (c)
                 ----                                                   (DOLLARS IN THOUSANDS)
Table Game Revenues .................   $    25,540     $    48,816     $    74,356     $     8,394        $ 23,080     $   105,830
   Incr (Decr) over prior period ....   $    (3,510)    $   (17,633)    $   (21,143)    $    (1,628)            N/A     $       309
Table Game Drop .....................   $   172,673     $   346,450     $   519,123     $    47,359        $135,946     $   702,428
   Incr (Decr) over prior period ....   $   (25,956)    $   (38,516)    $   (64,472)    $   (10,675)            N/A     $    60,799
Table Win Percentage ................          14.8%           14.1%           14.3%           17.7%           17.0%           15.1%
   Incr (Decr) over prior period ....        .2pts.        (3.2pts.)       (2.1pts.)         .4pts.             N/A        (1.3pts.)
Number of Table Games ...............           110             155             265              67              94             426
   Incr (Decr) over prior period ....           (30)            (12)            (42)             (5)            N/A              47

Slot Revenues .......................   $    75,232     $    84,083     $   159,315     $    21,481        $ 48,603     $   229,399
   Incr (Decr) over prior period ....   $    (6,883)    $     5,251     $    (1,632)    $    (4,930)            N/A     $    42,041
Slot Handle .........................   $   932,471     $   996,477     $ 1,928,948     $   321,147        $606,858     $ 2,856,953
   Incr (Decr) over prior period ....   $   (30,723)    $    50,593     $    19,870     $   (99,867)            N/A     $   526,861
Slot Win Percentage .................           8.1%            8.4%            8.3%            6.7%            8.0%            8.0%
   Incr (Decr) over prior period ....       (.4pts.)         .1pts.         (.1pts.)        .4 pts.             N/A         .0 pts.
Number of Slot Machines .............         4,090           4,136           8,226           1,416           2,142          11,784
   Incr (Decr) over prior period ....          (133)            340             207             (84)            N/A           2,265
 Other Gaming Revenues ..............           N/A     $     4,925     $     4,925             N/A        $    926     $     5,851
   Incr (Decr) over prior period ....           N/A     $      (610)    $      (610)            N/A             N/A     $       316
Total Gaming Revenues ...............   $   100,772     $   137,824     $   238,596     $    29,875        $ 72,609     $   341,080
   Incr (Decr) over prior period ....   $   (10,393)    $   (12,992)    $   (23,385)    $    (6,558)            N/A     $    42,666

                1996
                ----

Table Game Revenues .................   $    29,050     $    66,449     $    95,499     $    10,022             N/A      $  105,521
Table Game Drop .....................   $   198,629     $   384,966     $   583,595     $    58,034             N/A      $  641,629
Table Win Percentage ................          14.6%           17.3%           16.4%           17.3%            N/A            16.4%
Number of Table Games ...............           140             167             307              72             N/A             379
Slot Revenues .......................   $    82,115     $    78,832     $   160,947     $    26,411             N/A      $  187,358
Slot Handle .........................   $   963,194     $   945,884     $ 1,909,078     $   421,014             N/A      $2,330,092
Slot Win Percentage .................           8.5%            8.3%            8.4%            6.3%            N/A             8.0%
Number of Slot Machines .............         4,223           3,796           8,019           1,500             N/A           9,519
Other Gaming Revenues ...............           N/A     $     5,535     $     5,535             N/A             N/A      $    5,535
Total Gaming Revenues ...............   $   111,165     $   150,816     $   261,981     $    36,433             N/A      $  298,414



(a)  Results from date of acquisition, April 17, 1996.

(b)  Results from date of commencement of operations, June 8, 1996.

(c)  Results from date of acquisition, October 7, 1996.

     Gaming revenues are the primary source of THCR's revenues. Taj Associates' year over year decrease in gaming revenues was due primarily to last year's third quarter results which included an unusual approximately $12 million dollar table game win from one premium player, contrasted against an unusually low table game win percentage in the current year. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". Taj Associates' decrease in table game revenues was somewhat offset by increases in slot revenue partly due to the opening of the new bus terminal, expanded self-parking facilities, expanded casino and increased marketing initiatives.

     Gaming costs and expenses were $209,766,000 for the three months ended September 30, 1997, an increase of $41,905,000 or 25.0% from $167,861,000 for the comparable period in 1996. This increase was primarily attributable to the addition of $44,605,000 of gaming expenses as a result of the acquisition of Trump Marina in October 1996. Trump Indiana incurred an increase of $2,850,000 or 16.2% to $20,422,000 for the three months ended September 30, 1997 as a result of increases in costs related to player promotions and special events caused by the expansion of gaming in Indiana. These increases were partially offset by decreases from Taj Associates and Plaza Associates. Gaming costs and expenses for Taj Associates were $82,466,000 for the three months ended September 30, 1997, a decrease of $1,116,000 or 1.3% from $83,582,000 for the comparable period in 1996. Taj Associates' decrease is primarily due to a decrease in cash complimentaries related to high end table game activity. Gaming costs and expenses for Plaza Associates were $62,273,000, for the three months ended September 30, 1997, a decrease of $4,434,000 or 6.6% from $66,707,000 for the comparable period in 1996. Plaza Associates' decrease is primarily due to decreased promotional and operating expenses as well as reduced taxes associated with decreased levels of gaming revenues from 1996.

     General and administrative expenses were $66,895,000 for the three months ended September 30, 1997, an increase of $12,402,000 or 22.8% from general and administrative expenses of $54,493,000 for the comparable period in 1996. This increase is primarily due to the addition of $16,610,000 in expenses from Trump Marina. Taj Associates' general and administrative expenses were $21,649,000 for the three months ended September 30, 1997, an increase of $1,677,000 or 8.4% from the comparable period in 1996. Taj Associates' increase is primarily due to last year's third quarter results which included a reduction in performance-based compensation provisions. Plaza Associates' general and administrative expenses were $17,525,000 for the three months ended September 30, 1997, a decrease of $5,492,000 or 23.9% from the comparable period in 1996. Plaza Associates' decrease is due to an anticipated adjustment of real estate taxes for Trump World's Fair resulting from reassessments which are under appeal. Trump Indiana's general and administrative expenses decreased $568,000 or 7.2% to $7,357,000 for the three months ended September 30, 1997, which includes a $500,000 management fee payable to THCR Holdings which had no comparable expense in 1996.

     During the second quarter of 1997, THCR revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter of 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three months ended September 30, 1997, the net effect of applying these new lives was to increase net income by $2,381,000 and decrease loss per share by $.10.

     Other non-operating income decreased $5,691,000 for the three months ended September 30, 1997 from the comparable period in 1996. Plaza Associates earned a one-time $5,000,000 non-refundable licensing fee in the three months ended September 30, 1996 resulting from an agreement with Atlantic Jersey Thermal Systems, Inc. to operate their heating and cooling facilities for a period of 20 years.


     Comparison of Nine-Month Periods Ended September 30, 1997 and 1996. The following tables include selected data of Plaza
Associates, Taj Associates, Trump Indiana and Trump Marina.


                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1997
                                         -------------------------------------------------------------------------------------------
                                            PLAZA           TAJ           TRUMP AC         TRUMP           TRUMP          THCR
                                         ASSOCIATES     ASSOCIATES      CONSOLIDATED      INDIANA         MARINA     CONSOLIDATED*
                                         ----------     ----------      ------------      -------         -------    -------------
                                                                          (DOLLARS IN THOUSANDS)
Revenues:
 Gaming ............................       $285,507       $400,730       $ 686,237       $103,290         $205,128     $  994,655
 Other .............................         83,726         93,278         177,004          2,728           51,695        231,427
                                           --------       --------       ---------       --------         --------     ----------
  Gross Revenues ...................        369,233        494,008         863,241        106,018          256,823      1,226,082
Less: Promotional Allowances .......         49,741         56,310         106,051            506           33,663        140,220
                                           --------       --------       ---------       --------         --------     ----------
  Net Revenues .....................        319,492        437,698         757,190        105,512          223,160      1,085,862
                                           --------       --------       ---------       --------         --------     ----------
Costs and Expenses:
 Gaming ............................        178,719        245,660         424,379         66,674          130,088        621,141
 Pre-opening .......................           --             --              --             --               --             --
 General & Administrative ..........         59,429         64,631         124,143         21,831           48,832        203,299
 Depreciation & Amortization .......         18,115         31,948          50,146          3,579           12,896         66,654
 Other .............................         24,590         24,893          49,483          1,690            9,650         60,823
                                           --------       --------       ---------       --------         --------     ----------
  Total Costs and Expenses .........        280,853        367,132         648,151         93,774          201,466        951,917
                                           --------       --------       ---------       --------         --------     ----------
Income from Operations: ............         38,639         70,566         109,039         11,738           21,694        133,945
                                           --------       --------       ---------       --------         --------     ----------
Non-operating Income ...............            429            892           1,992            480              272          4,492
Interest Expense ...................        (36,580)       (71,077)       (107,657)        (7,749)         (37,309)      (157,835)
                                           --------       --------       ---------       --------         --------     ----------
  Total Non-operating Income .......        (36,151)       (70,185)       (105,665)        (7,269)         (37,037)      (153,343)
                                           --------       --------       ---------       --------         --------     ----------
Loss in Joint Venture ..............           --             --              --           (2,755)            --           (2,755)
Extraordinary Loss .................           --             --              --             --               --             --
                                           --------       --------       ---------       --------         --------     ----------
Income (Loss) before
 Minority Interest .................       $  2,488       $    381       $   3,374       $  1,714         $(15,343)    $  (22,153)
                                           ========       ========       =========       ========         ========     ==========
Minority Interest...................                                                                                        8,036
                                                                                                                       -----------
Net Loss............................                                                                                   $  (14,117)
                                                                                                                       ==========

--------
*    Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.



                                                                         NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                   ---------------------------------------------------------------------------------
                                                     PLAZA            TAJ        TRUMP AC     TRUMP         TRUMP       THCR
                                                   ASSOCIATES      ASSOCIATES   CONSOLIDATED  INDIANA       MARINA  CONSOLIDATED*
                                                   ----------      ----------   ------------  -------       ------  -------------
                                                                           (a)                 (b)           (c)
                                                                                (DOLLARS IN THOUSANDS)
Revenues:
 Gaming ........................................    $ 281,511     $ 260,500     $ 542,011     $  44,764       N/A     $ 586,775
 Other .........................................       79,655        56,698       136,353         1,168                 137,521
                                                    ---------     ---------     ---------     ---------               ---------
 Gross Revenues ................................      361,166       317,198       678,364        45,932                 724,296
Less: Promotional Allowances ...................       50,385        32,087        82,472          --                    82,472
                                                    ---------     ---------     ---------     ---------               ---------
  Net Revenues .................................      310,781       285,111       595,892        45,932                 641,824
                                                    ---------     ---------     ---------     ---------               ---------
Costs and Expenses:
 Gaming ........................................      168,210       147,438       315,648        21,606                 337,254
 Pre-opening ...................................        3,833          --           3,833         9,694                  13,527
 General & Administrative ......................       59,652        39,509        99,183         9,826                 118,549
 Depreciation & Amortization ...................       16,652        24,805        41,457         1,814                  43,559
 Other .........................................       20,398        17,262        37,660           659                  38,319
                                                    ---------     ---------     ---------     ---------               ---------
  Total Costs and Expenses .....................      268,745       229,014       497,781        43,599                 551,208
                                                    ---------     ---------     ---------     ---------               ---------
Income from Operations .........................       42,036        56,097        98,111         2,333                  90,616
                                                    ---------     ---------     ---------     ---------               ---------
Non-operating Income (Exp.) ....................        4,768        10,458        15,676           362                  23,381
Interest Expense ...............................      (34,409)      (43,668)      (78,077)       (5,596)                (97,844)
                                                    ---------     ---------     ---------     ---------               ---------
  Total Non-operating Income (Exp.) ............      (29,641)      (33,210)      (62,401)       (5,234)                (74,463)
                                                    ---------     ---------     ---------     ---------               ---------
Extraordinary Loss .............................      (59,132)         --         (59,132)         --                   (59,132)
                                                    ---------     ---------     ---------     ---------               ---------
Income (Loss) before
Minority Interest ..............................    $ (46,737)    $  22,887     $ (23,422)    $  (2,901)      N/A     $ (42,979)
                                                    =========     =========     =========     =========               ---------
Minority Interest...............................                                                                          8,247
                                                                                                                      ---------
Net Loss........................................                                                                      $ (34,732)
                                                                                                                      =========


-------------------

*   Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

(a)  Results from date of acquisition, April 17, 1996.

(b)  Results from date of commencement of operations, June 8, 1996.

(c)  Results from date of acquisition, October 7, 1996.




                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------------------------
                                           PLAZA            TAJ          TRUMP AC         TRUMP           TRUMP          THCR
                                        ASSOCIATES       ASSOCIATES     CONSOLIDATED     INDIANA         MARINA      CONSOLIDATED
                                        ------------    -----------     ------------    -----------     ----------   -------------
                 1997                                       (a)                             (b)            (c)
                 ----                                                   (DOLLARS IN THOUSANDS)
Table Game Revenues .................   $    71,085     $   156,584     $   227,669     $    30,949     $   60,423    $   319,041
   Incr (Decr) over prior period ....   $    (7,280)    $    45,978     $    38,698     $    19,219            N/A    $   118,340
Table Game Drop .....................   $   496,513     $   991,231     $ 1,487,744     $   165,143     $  380,850    $ 2,033,737
   Incr (Decr) over prior period ....   $   (22,936)    $   345,241     $   322,305     $    95,032            N/A    $   798,187
Table Win Percentage ................          14.3%           15.8%           15.3%           18.7%          15.9%          15.7%
   Incr (Decr) over prior period ....       (.8pts.)        (1.3pts)         (.9pts)        2.0pts.            N/A        (.5pts.)
Number of Table Games ...............           118             160             278              69             90            437
   Incr (Decr) over prior period ....            (5)             (6)            (11)             (2)           N/A             77

Slot Revenues .......................   $   214,422     $   230,059     $   444,481     $    72,341     $  142,956    $   659,778
   Incr (Decr) over prior period ....   $    11,276     $    89,966     $   101,242     $    39,307            N/A    $   283,505
Slot Handle .........................   $ 2,622,704     $ 2,751,430     $ 5,374,134     $ 1,076,973     $1,744,751    $ 8,195,858
   Incr (Decr) over prior period ....   $   205,570     $ 1,065,936     $ 1,271,506     $   560,908            N/A    $ 3,577,165
Slot Win Percentage .................           8.2%            8.4%            8.3%            6.7%           8.2%           8.1%
   Incr (Decr) over prior period ....       (.2pts.)         .1pts.         (.1pts.)         .3pts.            N/A         .0pts.
Number of Slot Machines .............         4,080           3,924           8,004           1,428          2,214         11,646
   Incr (Decr) over prior period ....           649             182             831             (72)           N/A          2,973
Other Gaming Revenues ...............           N/A     $    14,087     $    14,087             N/A     $    1,749    $    15,836
   Incr (Decr) over prior period ....           N/A     $     4,286     $     4,286             N/A            N/A    $     6,035

Total Gaming Revenues ...............   $   285,507     $   400,730     $   686,237     $   103,290     $  205,128    $   994,655
   Incr (Decr) over prior period ....   $     3,996     $   140,230     $   144,226     $    58,526            N/A    $   407,880


                 1996
                 ----

Table Game Revenues .................   $    78,365     $   110,606     $   188,971     $    11,730            N/A    $   200,701
Table Game Drop .....................   $   519,449     $   645,990     $ 1,165,439     $    70,111            N/A    $ 1,235,550
Table Win Percentage ................          15.1%           17.1%           16.2%           16.7%           N/A           16.2%
Number of Table Games ...............           123             166             289              71            N/A            360

Slot Revenues .......................   $   203,146     $   140,093     $   343,239     $    33,034            N/A    $   376,273
Slot Handle .........................   $ 2,417,134     $ 1,685,494     $ 4,102,628     $   516,065            N/A    $ 4,618,693
Slot Win Percentage .................           8.4%            8.3%            8.4%            6.4%           N/A            8.1%
Number of Slot Machines .............         3,431           3,742           7,173           1,500            N/A          8,673
Other Gaming Revenues ...............           N/A     $     9,801     $     9,801             N/A            N/A    $     9,801
Total Gaming Revenues ...............   $   281,511     $   260,500     $   542,011     $    44,764            N/A    $   586,775


(a)  Results from date of acquisition, April 17, 1996.

(b)  Results from date of commencement of operations, June 8, 1996.

(c)  Results from date of acquisition, October 7, 1996.

     Gaming revenues are the primary source of THCR's revenues. The increase in gaming revenues is primarily attributable to the acquisitions of Taj Associates on April 17, 1996, Trump Marina on October 7, 1996, and the opening of the Indiana Riverboat on June 8, 1996.

     Gaming costs and expenses were $621,141,000 for the nine months ended September 30, 1997, an increase of $283,887,000 or 84.2% from $337,254,000 for the comparable period in 1996. This increase was partially attributable to the increase of $98,222,000 in Taj Associates' gaming costs and expenses to $245,660,000 for the nine months ended September 30, 1997. Trump Marina contributed an increase of $130,088,000 and Trump Indiana contributed an increase of $45,068,000 to $66,674,000 for the nine months ended September 30, 1997. Gaming costs and expenses for Plaza Associates were $178,719,000 for the nine months ended September 30, 1997, an increase of $10,509,000 or 6.2% from $168,210,000 for the comparable period in 1996. Plaza Associates' increase is primarily due to increased promotional and operating expenses as well as taxes associated with increased levels of gaming from the comparable period in 1996.

     General and administrative expenses were $203,299,000 for the nine months ended September 30, 1997, an increase of $84,750,000 or 71.5% from general and administrative expenses of $118,549,000 for the comparable period in 1996. Taj Associates incurred an increase of $25,122,000 to $64,631,000 for the nine months ended September 30, 1997. Trump Marina incurred $48,832,000 in general and administrative expenses, and Trump Indiana incurred an increase of $12,005,000 to $21,831,000 for the nine months ended September 30, 1997, which includes a $1,500,000 management fee payable to THCR Holdings. Plaza Associates' general and administrative expenses were $59,429,000 for the nine months ended September 30, 1997, a decrease of $223,000 from the comparable period in 1996.

     During the second quarter of 1997, THCR revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were revaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter of 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the nine months ended September 30, 1997, the net effect of applying these new lives was to increase net income by $4,496,000 and decrease loss per share by $.19.

     Non-operating income decreased in 1997 primarily due to non-recurring income in 1996. Non-operating income in 1996 included Taj Associates' one-time $10,000,000 and Plaza Associates' one-time $5,000,000 non-refundable licensing fees resulting from agreements with Atlantic Jersey Thermal Systems, Inc. to operate their heating and cooling facilities for a period of 20 years.

     The extraordinary loss of $59,132,000 for the nine months ended September 30, 1996, relates to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996.

SEASONALITY

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending September 30, 1997 are not necessarily indicative of the operating results for a full year.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Registrants at this time.

                          PART II -- OTHER INFORMATION

ITEM -- LEGAL PROCEEDINGS

     THCR and certain of its subsidiaries, affiliates and employees have been involved in various legal proceedings. In general, THCR has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

     Plaza Associates. The Casino Reinvestment Development Authority ("CRDA") is required to set aside funds for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms. These investments are to fund up to 27% of the cost to casino licensees of such projects. Plaza Associates made application for such funding to the CRDA with respect to its proposed construction of the Trump Plaza East facilities, demolition of a structure attached thereto, development of an appurtenant public park, roadway and parking area and acquisition of the entire project site. The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same, reserved to Plaza Associates the right to take up to approximately $14.2 million investment tax credits. Plaza Associates has, except for certain small parcels discussed below, acquired the site and has constructed the proposed hotel tower, public park, roadway and parking area.

     As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated certain condemnation proceedings in the New Jersey Superior Court to acquire four small parcels of land within the project site. These proceedings are currently pending and include claims that the CRDA did not properly determine that the parcels were to be used for public purposes. The CRDA is currently drafting a summary judgment motion seeking dismissal of these claims as to three of the parcels.

     The defendants in two of those matters have filed a separate joint complaint in the New Jersey Superior Court alleging, among other claims, that the CRDA and Plaza Associates are wrongfully attempting to deprive them of property rights in violation of their constitutional and civil rights. Coking, et al. v. Casino Reinvestment Development Authority, et.al., Docket No. ATL-L-2555-97. The CRDA's motion for summary judgment and Plaza Associates' motion to dismiss for failure to state a claim were granted by the New Jersey Superior Court on October 24 and November 11, 1997.

     Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts Incorporated ("Mirage"), the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and the CRDA then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. This decision is currently being appealed. On May 14, 1997, the State Court entered a summary judgment in favor of the State and the CRDA. This decision is also being appealed.

     On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but granted the motion to dismiss this action on substantive grounds. THCR intends to appeal this decision.

     On June 26, 1997, THCR also filed an action, in lieu of prerogative writs, against the CRDA, in the Superior Court of New Jersey, Law Division, Atlantic County, seeking review of the CRDA's April 15, 1997 approval of funding ($120 million principal amount plus interest) for the road and tunnel project discussed above, a declaratory judgment that the said project is not eligible for such CRDA funding, and an injunction prohibiting the CRDA from contributing such funding to the said project. Defendants have moved to dismiss this action on procedural grounds and have also sought to transfer this action to New Jersey's Appellate Division. On October 3, 1997, the New Jersey Superior Court transferred this action to the Appellate Division where it is currently pending.

     On September 9, 1997, Mirage filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York. The complaint seeks damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a break of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina District of Atlantic City, New Jersey. Among other things, Mirage contends that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. THCR and Trump believe that Mirage's claims are without merit.

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

     On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates, Trump Casinos, Inc., TCI-II, TCHI and Salomon Brothers, Inc. ("Salomon"). The plaintiff claims that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the

Castle Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiff seeks removal of the directors of THCR, and injunction, rescission and damages.

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

     Trump Indiana. Commencing in early 1994, Trump Indiana (which was then wholly owned by Trump), through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of non-voting stock of Trump Indiana, representing a total of 7.5% of the equity in Trump Indiana. The purchase price of the stock was to have been paid with a promissory note secured by the stock purchased, although the purchase price and other material terms of the proposed purchase were never agreed upon. Such discussions did not result in an agreement for, or the purchase of, any stock by the residents. It was subsequently determined to include Trump Indiana as a wholly owned subsidiary of THCR Holdings in connection with the June 1995 Offerings. The residents then asserted a right to purchase stock in Trump Indiana. Trump Indiana and THCR did not agree with the residents' assertions of any such rights with respect to the stock of Trump Indiana or otherwise, and so advised the residents. Although discussions had been ongoing with respect to the resolution of this matter, on March 29, 1996, in the matter entitled Keshav D. Aggarwal, et. al. v. Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Indiana, Inc., such residents filed a complaint with respect to this matter in the United States District Court, Southern District of Indiana, seeking, among other things, compensatory and punitive damages in an unspecified amount and that the court order the defendants to transfer ownership of 7.5% of Trump Indiana to the plaintiffs. Trump, THCR, THCR Holdings and Trump Indiana filed an answer to the complaint on May 31, 1996. Cross-motions for summary judgment have been filed by all parties and a decision regarding each motion is expected in the near future. In September 1997, a monetary settlement was reached between all defendants and four of the plaintiffs, which settlement is pending. A trial date has been set for March 1998. THCR and the other defendants intend to vigorously contest the allegations against them. Further, management believes that the further resolution of these claims will not have a material adverse effect on THCR.

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

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS
          None.

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


          (1) Filed only with the Quarterly Report on Form 10-Q of THCR for the quarter ended September 30, 1997.

          (2) Filed only with the Quarterly Report on Form 10-Q of THCR Holdings and THCR Funding for the quarter ended September 30, 1997.

          B. CURRENT REPORTS ON FORM 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning July 1, 1997 and ending September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRUMP HOTELS & CASINO RESORTS, INC.
                                                (Registrant)

Date: November 14, 1997

                                      By: /s/   NICHOLAS L.  RIBIS
                                         ----------------------------------
                                         NICHOLAS L. RIBIS
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                         CHIEF FINANCIAL OFFICER AND DIRECTOR
                                         (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                         FINANCIAL OFFICER)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                               (Registrant)

Date: November 14, 1997

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

                                     TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                             (Registrant)

Date: November 14, 1997

                                     By: /s/ NICHOLAS L.  RIBIS
                                         ---------------------------------------
                                         NICHOLAS L. RIBIS
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                         CHIEF FINANCIAL OFFICER AND DIRECTOR
                                         (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                         FINANCIAL OFFICER)