Form 10-Q
period 1998-06-30
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 1998-08-14
CIK 943322, 943323

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
              For the transition period from _________ to _________

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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 14, 1998 was 22,195,256.

     The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 14, 1998 was 1,000.

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of August 14, 1998 was 100.

================================================================================


                                           TRUMP HOTELS & CASINO RESORTS, INC.,
                                       TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                                            AND
                                        TRUMP HOTELS & CASINO RESORTS FUNDING, INC.


                                                    INDEX TO FORM 10-Q


PART I--FINANCIAL INFORMATION

                                                                                                                Page No.
                                                                                                                --------
ITEM 1--Financial Statements
         Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc.
         as of June 30, 1998 (unaudited) and December 31, 1997................................................       1

         Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc.
         for the Three Months and Six Months Ended June 30, 1998 and 1997 (unaudited).........................       2

         Condensed Consolidated Statement of Stockholders' Equity of Trump Hotels & Casino Resorts, Inc.
         for the Six Months Ended June 30, 1998  (unaudited)..................................................       3

         Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc.
         for the Six Months Ended June 30, 1998 and 1997 (unaudited)..........................................       4

         Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P.
         as of June 30,  1998 (unaudited) and December 31, 1997...............................................       5

         Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P.
         for the Three and Six Months Ended June 30, 1998 and 1997 (unaudited)................................       6

         Condensed Consolidated Statement of Partners' Capital of Trump Hotels & Casino Resorts
         Holdings, L.P.  for the Six Months Ended June 30, 1998 (unaudited)...................................       7

         Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.
         for the Six Months Ended June 30, 1998 and 1997 (unaudited)..........................................       8

         Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc.,
         Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
         Funding, Inc.  (unaudited)...........................................................................       9

ITEM 2 -- Management's Discussion and Analysis of Financial Condition and Results
             of Operations....................................................................................       12

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk..........................................       18

                                                 TRUMP HOTELS & CASINO RESORTS, INC.
                                            TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                                                 AND
                                             TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                                                      INDEX TO FORM 10-Q CONT'D



                                                                                                                Page No.
                                                                                                                --------
PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings...................................................................................       19
ITEM 2 -- Changes in Securities and Use of Proceeds...........................................................       20
ITEM 3 -- Defaults Upon Senior Securities.....................................................................       20
ITEM 4 -- Submission of Matters to a Vote of Security Holders.................................................       20
ITEM 5 -- Other Information...................................................................................       20
ITEM 6 -- Exhibits and Reports on Form 8-K....................................................................       20

SIGNATURES

Signature -- Trump Hotels & Casino Resorts, Inc...............................................................       21
Signature -- Trump Hotels & Casino Resorts Holdings, L.P......................................................       22
Signature -- Trump Hotels & Casino Resorts Funding, Inc.......................................................       23

                       TRUMP HOTELS & CASINO RESORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                       ASSETS
                                                                                    June 30,     December 31,
                                                                                     1998           1997
                                                                                  -----------    -----------
                                                                                   (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ...................................................   $   133,904    $   140,328
  Receivables, net ............................................................        71,910         68,075
  Inventories .................................................................        12,205         13,011
  Due from affiliates, net ....................................................         1,402         13,173
  Prepaid expenses and other current assets ...................................        19,560         13,892
                                                                                  -----------    -----------
        Total Current Assets ..................................................       238,981        248,479

INVESTMENT IN BUFFINGTON HARBOR, L.L.C ........................................        41,858         43,535
INVESTMENT IN TRUMP'S CASTLE PIK NOTES ........................................        58,500         53,381
PROPERTY AND EQUIPMENT, NET ...................................................     1,978,743      2,004,751
CASH RESTRICTED FOR FUTURE CONSTRUCTION .......................................        10,023         13,000
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET ....................................        42,483         45,071
DUE FROM AFFILIATES ...........................................................         3,634          3,493
OTHER ASSETS ..................................................................        66,894         60,659
                                                                                  -----------    -----------

Total Assets ..................................................................   $ 2,441,116    $ 2,472,369
                                                                                  ===========    ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt ........................................   $    15,444    $    21,890
  Accounts payable and accrued expenses .......................................       116,596        109,489
  Accrued interest payable ....................................................        30,687         29,038
                                                                                  -----------    -----------
    Total Current Liabilities .................................................       162,727        160,417

LONG-TERM DEBT, net of current maturities .....................................     1,831,885      1,817,569
OTHER LONG-TERM LIABILITIES ...................................................        16,607         17,080
                                                                                  -----------    -----------
Total Liabilities .............................................................     2,011,219      1,995,066
                                                                                  -----------    -----------

MINORITY INTEREST .............................................................       131,921        148,418

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 75,000,000 shares authorized,
   24,206,756 issued and outstanding ..........................................           242            242
  Class B Common Stock, $.01 par value, 1,000 shares
   authorized, issued and outstanding .........................................            --             --
  Additional Paid in Capital ..................................................       455,645        455,645
  Accumulated Deficit .........................................................      (138,376)      (109,726)
  Less treasury stock, 2,011,500 and 1,706,500 shares of THCR Common Stock,
     respectively, at cost ....................................................       (19,535)       (17,276)
                                                                                  -----------    -----------
Total Stockholders' Equity ....................................................       297,976        328,885
                                                                                  -----------    -----------

Total Liabilities and Stockholders' Equity ....................................   $ 2,441,116    $ 2,472,369
                                                                                  ===========    ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            TRUMP HOTELS & CASINO RESORTS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                        (unaudited)
                                         (dollars in thousands, except share data)


                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                        June 30,
                                                          ----------------------------    ----------------------------
                                                              1998            1997            1998            1997
                                                          ------------    ------------    ------------    ------------
REVENUES:
   Gaming .............................................   $    315,316    $    336,686    $    607,529    $    653,575
   Rooms ..............................................         23,613          26,178          44,089          47,803
   Food and Beverage ..................................         35,845          38,906          69,516          73,839
   Other ..............................................         10,751          12,225          20,424          21,942
                                                          ------------    ------------    ------------    ------------
   Gross Revenues .....................................        385,525         413,995         741,558         797,159
   Less -- Promotional allowances .....................         41,333          45,971          80,893          86,893
                                                          ------------    ------------    ------------    ------------
   Net Revenues .......................................        344,192         368,024         660,665         710,266
                                                          ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Gaming .............................................        201,130         212,572         387,472         411,375
   Rooms ..............................................          8,161           8,030          15,269          15,130
   Food and Beverage ..................................         13,446          12,809          24,210          24,220
   General and Administrative .........................         63,944          68,784         129,899         136,404
   Depreciation and Amortization ......................         20,462          19,203          41,053          46,275
                                                          ------------    ------------    ------------    ------------
                                                               307,143         321,398         597,903         633,404
                                                          ------------    ------------    ------------    ------------
   Income from operations .............................         37,049          46,626          62,762          76,862
                                                          ------------    ------------    ------------    ------------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income ....................................          2,038           1,237           5,147           3,202
   Interest expense ...................................        (55,667)        (52,671)       (111,287)       (105,270)
   Other non-operating expense ........................             11              --            (286)             --
                                                          ------------    ------------    ------------    ------------
                                                               (53,618)        (51,434)       (106,426)       (102,068)
                                                          ------------    ------------    ------------    ------------

Loss before equity in loss of Buffington Harbor, L.L.C
   and Minority Interest ..............................        (16,569)         (4,808)        (43,664)        (25,206)
Equity in loss of Buffington Harbor, L.L.C ............           (742)         (1,092)         (1,483)         (1,730)
                                                          ------------    ------------    ------------    ------------

Loss before income taxes and minority interest ........        (17,311)         (5,900)        (45,147)        (26,936)
Income tax benefit ....................................             --             883              --              --
Minority Interest .....................................          6,331           1,810          16,497           9,785
                                                          ------------    ------------    ------------    ------------

NET LOSS ..............................................   $    (10,980)   $     (3,207)   $    (28,650)   $    (17,151)
                                                          ============    ============    ============    ============

Basic loss per share ..................................   $       (.49)   $       (.14)   $      (1.29)   $       (.74)
                                                          ============    ============    ============    ============

Weighted average shares ...............................     22,195,256      22,679,097      22,212,107      23,094,469
                                                          ============    ============    ============    ============

Dilutive loss per share ...............................   $       (.49)   $       (.14)   $      (1.29)   $       (.74)
                                                          ============    ============    ============    ============

Weighted average shares ...............................     22,195,256      22,679,097      22,212,107      23,094,469
                                                          ============    ============    ============    ============


      The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                 TRUMP HOTELS & CASINO RESORTS, INC.
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                             (unaudited)
                                                       (dollars in thousands)


                                    Number of Shares
                               -----------------------      Common       Additional
                                              Class B        Stock         Paid in      Accumulated       Treasury
                                 Common       Common         Amount        Capital        Deficit          Stock           Total
                               ----------   ----------     ----------     ----------     ----------      ----------      ----------
Balance, December 31, 1997     24,206,756        1,000     $      242     $  455,645     $ (109,726)     $  (17,276)     $  328,885

Purchase of treasury
 stock, 305,000 shares of
 THCR Common Stock,
 at cost .................             --           --             --             --             --          (2,259)         (2,259)

Net Loss .................             --           --             --             --        (28,650)             --         (28,650)
                               ----------   ----------     ----------     ----------     ----------      ----------      ----------

Balance, June 30, 1998 ...     24,206,756        1,000     $      242     $  455,645     $ (138,376)     $  (19,535)     $  297,976
                               ==========   ==========     ==========     ==========     ==========      ==========      ==========

                   The accompanying notes are an integral part of this condensed consolidated financial statement.


                                         TRUMP HOTELS & CASINO RESORTS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                                     THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                     (unaudited)
                                               (dollars in thousands)

                                                                                       1998           1997
                                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .....................................................................     $ (28,650)     $ (17,151)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Issuance of debt in exchange for accrued interest ..........................         5,612          4,908
    Equity in loss of Buffington Harbor, L.L.C .................................         1,483          1,730
    Depreciation and amortization ..............................................        41,053         46,275
    Payment-In-Kind interest in Castle PIK Notes ...............................        (5,119)        (4,404)
    Minority interest in net loss ..............................................       (16,497)        (9,785)
    Accretion of discounts on mortgage notes ...................................         2,198          1,543
    Amortization of deferred loan costs ........................................         4,176          3,955
    Provision for losses on receivables ........................................         6,057          5,336
    Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs ............................................................         4,804          5,020
    Accretion of phantom stock units ...........................................            --            194
    Increase in receivables ....................................................        (9,892)       (15,092)
    Decrease (increase) in inventories .........................................           806         (1,621)
    Increase in other current assets ...........................................        (5,047)        (7,800)
    Decrease (increase) in due from affiliates .................................        11,610         (1,408)
    Increase in other assets ...................................................        (3,094)        (9,848)
    Increase in accounts payable and accrued expenses ..........................         7,072         14,046
    Increase in accrued interest payable .......................................         1,649              3
    (Decrease) increase in other long-term liabilities .........................        (2,904)           715
                                                                                     ---------      ---------
     Net cash flows provided by operating activities ...........................        15,317         16,616
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ......................................       (13,709)       (54,256)
  Investment in Buffington Harbor, L.L.C .......................................           194         (1,700)
  CRDA Investments .............................................................        (6,603)        (6,757)
  Cash restricted for future construction ......................................         2,977             --
                                                                                     ---------      ---------
    Net cash flows used in investing activities ................................       (17,141)       (62,713)
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock ...................................................        (2,259)       (17,276)
  Issuance of long-term debt-other .............................................        68,047          2,013
  Payment of long-term debt-other ..............................................       (68,799)        (9,911)
  Cost of issuing debt .........................................................        (1,589)            --
                                                                                     ---------      ---------
    Net cash flows used in financing activities ................................        (4,600)       (25,174)
                                                                                     ---------      ---------

    Net decrease in cash and cash equivalents ..................................        (6,424)       (71,271)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................       140,328        175,749
                                                                                     ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................     $ 133,904      $ 104,478
                                                                                     =========      =========

CASH INTEREST PAID .............................................................     $ 102,128      $  99,151
                                                                                     =========      =========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations .............     $   1,673      $   1,689
                                                                                     =========      =========


      The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (dollars in thousands)

                                     ASSETS

                                                                                  June 30,       December 31,
                                                                                    1998             1997
                                                                                -----------      -----------
                                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ..............................................     $   133,900      $   140,324
   Receivables, net .......................................................          71,910           68,075
   Inventories ............................................................          12,205           13,011
   Due from Affiliates, net ...............................................           1,402           13,173
   Prepaid expenses and other current assets ..............................          19,560           13,892
                                                                                -----------      -----------

       Total Current Assets ...............................................         238,977          248,475

INVESTMENT IN BUFFINGTON HARBOR, L.L.C ....................................          41,858           43,535
INVESTMENT IN TRUMP'S CASTLE PIK NOTES ....................................          58,500           53,381
PROPERTY AND EQUIPMENT, NET ...............................................       1,978,743        2,004,751
CASH RESTRICTED FOR FUTURE CONSTRUCTION ...................................          10,023           13,000
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET ................................          42,483           45,071
DUE FROM AFFILIATES .......................................................           3,634            3,493
OTHER ASSETS ..............................................................          66,894           60,659
                                                                                -----------      -----------

Total Assets ..............................................................     $ 2,441,112      $ 2,472,365
                                                                                ===========      ===========


                             LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
   Current maturities of long-term debt ...................................     $    15,444      $    21,890
   Accounts payable and accrued expenses ..................................         116,596          109,489
   Accrued interest payable ...............................................          30,687           29,038
                                                                                -----------      -----------
           Total Current Liabilities ......................................         162,727          160,417

LONG-TERM DEBT, net of current maturities .................................       1,831,885        1,817,569
OTHER LONG-TERM LIABILITIES ...............................................          16,607           17,080
                                                                                -----------      -----------
Total Liabilities .........................................................       2,011,219        1,995,066
                                                                                -----------      -----------

PARTNERS' CAPITAL:
Partners' Capital .........................................................         652,503          652,503
Accumulated Deficit .......................................................        (203,075)        (157,928)
Less treasury stock .......................................................         (19,535)         (17,276)
                                                                                -----------      -----------
Total Partners' Capital ...................................................         429,893          477,299
                                                                                -----------      -----------

Total Liabilities and Partners' Capital ...................................     $ 2,441,112      $ 2,472,365
                                                                                ===========      ===========


     The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       TRUMP HOTELS & CASINO HOLDINGS L.P.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                   (unaudited)
                                             (dollars in thousands)

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                       June 30,
                                               ------------------------      ------------------------
                                                  1998          1997            1998          1997
                                               ---------      ---------      ---------      ---------
REVENUES:
   Gaming ................................     $ 315,316      $ 336,686      $ 607,529      $ 653,575
   Rooms .................................        23,613         26,178         44,089         47,803
   Food and Beverage .....................        35,845         38,906         69,516         73,839
   Other .................................        10,751         12,225         20,424         21,942
                                               ---------      ---------      ---------      ---------
   Gross Revenues ........................       385,525        413,995        741,558        797,159

   Less -- Promotional allowances ........        41,333         45,971         80,893         86,893
                                               ---------      ---------      ---------      ---------
   Net Revenues ..........................       344,192        368,024        660,665        710,266
                                               ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
   Gaming ................................       201,130        212,572        387,472        411,375
   Rooms .................................         8,161          8,030         15,269         15,130
   Food and Beverage .....................        13,446         12,809         24,210         24,220
   General and Administrative ............        63,944         68,707        129,899        136,210
   Depreciation and Amortization .........        20,462         19,203         41,053         46,275
                                               ---------      ---------      ---------      ---------
                                                 307,143        321,321        597,903        633,210
                                               ---------      ---------      ---------      ---------
   Income from operations ................        37,049         46,703         62,762         77,056
                                               ---------      ---------      ---------      ---------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income .......................         2,038          1,237          5,147          3,202
   Interest expense ......................       (55,667)       (52,671)      (111,287)      (105,270)
   Other non-operating expense ...........            11             --           (286)            --
                                               ---------      ---------      ---------      ---------
                                                 (53,618)       (51,434)      (106,426)      (102,068)
                                               ---------      ---------      ---------      ---------

Loss before equity in loss of Buffington
   Harbor, L.L.C .........................       (16,569)        (4,731)       (43,664)       (25,012)
Equity in loss of Buffington Harbor, L.L.C          (742)        (1,092)        (1,483)        (1,730)
                                               ---------      ---------      ---------      ---------

Loss before income taxes .................       (17,311)        (5,823)       (45,147)       (26,742)
Income tax benefit .......................            --            883             --             --
                                               ---------      ---------      ---------      ---------

NET LOSS .................................     $ (17,311)     $  (4,940)     $ (45,147)     $ (26,742)
                                               =========      =========      =========      =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)
                             (dollars in thousands)

                                  Partners'    Accumulated       THCR
                                   Capital       Deficit      Common Stock      Total
                                  ---------     ---------     ------------    ---------
Balance, December 31, 1997 ..     $ 652,503     $(157,928)     $ (17,276)     $ 477,299

Purchase of 305,000 shares of
   THCR Common Stock ........            --            --         (2,259)        (2,259)

Net Loss ....................            --       (45,147)            --        (45,147)
                                  ---------     ---------      ---------      ---------


Balance, June 30,  1998 .....     $ 652,503     $(203,075)     $ (19,535)     $ 429,893
                                  =========     =========      =========      =========




               The accompanying notes are an integral part of this
                  condensed consolidated financial statement.


                                      TRUMP HOTELS & CASINO HOLDINGS, L.P.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                                   THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                   (unaudited)
                                             (dollars in thousands)

                                                                                        1998           1997
                                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .....................................................................     $ (45,147)     $ (26,742)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Issuance of debt in exchange for accrued interest ..........................         5,612          4,908
    Equity in loss of Buffington Harbor, L.L.C .................................         1,483          1,730
    Depreciation and amortization ..............................................        41,053         46,275
    Payment-In-Kind interest in Castle PIK Notes ...............................        (5,119)        (4,404)
    Accretion of discounts on mortgage notes ...................................         2,198          1,543
    Amortization of deferred loan costs ........................................         4,176          3,955
    Provision for losses on receivables ........................................         6,057          5,336
    Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs ............................................................         4,804          5,020
    Increase in receivables ....................................................        (9,892)       (15,092)
    Decrease (increase) in inventories .........................................           806         (1,621)
    Increase in other current assets ...........................................        (5,047)        (7,800)
    Decrease (increase) in due from affiliates .................................        11,610         (1,408)
    Increase in other assets ...................................................        (3,094)        (9,848)
    Increase in accounts payable and accrued expenses ..........................         7,072         14,046
    Increase in accrued interest payable .......................................         1,649              3
    (Decrease) increase in other long-term liabilities .........................        (2,904)           715
                                                                                     ---------      ---------
     Net cash flows provided by operating activities ...........................        15,317         16,616
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ......................................       (13,709)       (54,256)
  Investment in Buffington Harbor, L.L.C .......................................           194         (1,700)
  CRDA Investments .............................................................        (6,603)        (6,757)
  Cash restricted for future construction ......................................         2,977             --
                                                                                     ---------      ---------
    Net cash flows used in investing activities ................................       (17,141)       (62,713)
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock ...................................................        (2,259)       (17,276)
  Issuance of long-term debt-other .............................................        68,047          2,013
  Payment of long-term debt-other ..............................................       (68,799)        (9,911)
  Cost of issuing debt .........................................................        (1,589)            --
                                                                                     ---------      ---------
    Net cash flows used in financing activities ................................        (4,600)       (25,174)
                                                                                     ---------      ---------

    Net decrease in cash and cash equivalents ..................................        (6,424)       (71,271)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................       140,324        175,745
                                                                                     ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................     $ 133,900      $ 104,474
                                                                                     =========      =========

CASH INTEREST PAID .............................................................     $ 102,128      $  99,151
                                                                                     =========      =========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations .............     $   1,673      $   1,689
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

     The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for a full year.

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

(2)  Property and Equipment

     During the second quarter of 1997, THCR revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter of 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three and six months ended June 30, 1998, the net effect of applying these new lives was to decrease net loss by $0 and $2,300,000 and decrease loss per share by $0 and $.07, respectively.

(3)  Long-Term Debt and Subsequent Events

     On April 17, 1998, Trump's Castle Funding, Inc. ("Castle Funding") refinanced its 11 1/2% Senior Secured Notes due 2000 (the "Old Castle Senior Notes") and its term loan with a bank (the "Term Loan") by issuing 10 1/4% Senior Secured Notes due 2003 (the "New Castle Senior Notes"). The proceeds from the issuance of the New Castle Senior Notes were used to redeem all of the issued and outstanding Old Castle Senior Notes at 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, Trump's Castle Hotel & Casino, Inc. ("TCHI"), a New Jersey corporation and the general partner of Castle Associates, obtained a working capital credit facility (the "Working Capital Loan"). Both the New Castle Senior Notes and the Working Capital Loan are guaranteed by Castle Associates.

     The New Castle Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Castle Senior Notes mature on April 17, 2003.

     The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 17, 2003.

     On July 8, 1998, Castle Associates received a bank commitment to refinance its Mortgage Notes, New Castle Senior Notes and the Working Capital Loan. A tender offer was made to existing mortgage note holders on July 9, 1998 offering $940 per $1,000 of principal amount, plus accrued interest. Consummation of the tender offer is conditioned upon, among other things, a minimum tender of 98% of the principal amount of the mortgage notes. The expiration of the tender offer was extended to August 14, 1998. Although it is Castle Associates' intention to complete this transaction, no assurances can be made as to the ultimate consummation of the refinancing, or on the precise terms as are currently outlined in the existing tender offer and bank commitment.

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(4)  Financial Information

     Financial information relating to THCR Funding is as follows:

                                                                      June 30,       December 31,
                                                                        1998             1997
                                                                    ------------     ------------
Total Assets (including Notes receivable of
         $145,000,000 at June 30, 1998 and
         December 31, 1997) ...................................     $145,936,000     $145,936,000
                                                                    ============     ============

Total Liabilities and Capital (including $145,000,000 of Senior
         Notes ................................................     $145,936,000     $145,936,000
                                                                    ============     ============

                                                                      Six Months Ended June 30,
                                                                        1998             1997
                                                                    ------------     ------------
Interest Income from THCR Holdings ............................     $ 11,238,000     $ 11,238,000

Interest Expense ..............................................     $ 11,238,000     $ 11,238,000
                                                                    ------------     ------------

Net Income ....................................................     $         --     $         --
                                                                    ============     ============

(5)  Accounts Receivable

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in accounts receivable is $4,400,000 which Plaza Associates estimates will be recoverable on the settlement of the appeal.

(6)  Change in Accounting Policy

     On April 9, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". The new standard amends previous guidance from the AICPA that permitted capitalization of start-up costs in certain industries and requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Under the SOP, the term "start-up" has been broadly defined to include pre-operating, pre-opening and organization activities. Companies must adopt the new standard in fiscal years beginning after December 15, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs that existed as of the beginning of the fiscal year in which the SOP is adopted and an operating expense for those costs which were incurred and capitalized since the beginning of the fiscal year and adoption of the SOP.

     THCR has not yet decided when it will adopt the new standard, but it is not expected to be adopted earlier than the first quarter of 1999. Had THCR adopted the new standard as of June 30, 1998, the net loss of $28,650,000 for the six months ended June 30, 1998 would have increased by $663,000 for the effect of the write-off of capitalized costs incurred through the second quarter of 1998 and $1,872,000 for the cumulative effect of change in accounting principle for costs incurred through December 31, 1997, to an adjusted net loss of $31,185,000. The corresponding earnings per share effect would increase the net loss per share as reported of $1.29 for the six months ended June 30, 1998 by $.03 for the write-off of capitalized costs through the second quarter and $.08 for the cumulative effect of change in accounting principle to an adjusted loss per share of $1.40.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     Cash flows from operating activities are THCR's principal source of liquidity and were $15,317,000 for the six months ended June 30, 1998 compared to $16,616,000 for the comparable period in 1997.

     Capital expenditures for Trump AC were $7,726,000 and $51,215,000 for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $5,234,000 and $20,987,000 for the six months ended June 30, 1998 and 1997, respectively. In addition, in 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The purchase price and associated closing costs were $10,144,000.

     Capital expenditures attributable to the Taj Mahal were $2,157,000 and $29,603,000 for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures for improvements to existing facilities were approximately $2,157,000 and $5,147,000 for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures attributable to the expansion of the facility were approximately $24,456,000 for the six months ended June 30, 1998.

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

     Capital expenditures attributable to Castle Associates were $1,147,000 and $1,397,000 for the six months ended June 30, 1998 and 1997, respectively.
Capital   expenditures   attributable  to  Trump  Indiana  were  $4,739,000  and
$1,598,000 for the six months ended June 30, 1998 and 1997, respectively. Approximately $15 million costs of hotel construction and other infrastructure improvements will be applied towards satisfying the economic development commitment required in connection with the Indiana licensing process. THCR is currently negotiating with the Majestic Star Casino, L.L.C. ("Barden"), the other riverboat licensee and joint owner with Trump Indiana of Buffington Harbor Riverboats, L.L. C. ("BHR"), and the City of Gary for the development of a 1,500 space parking garage by BHR which would cost approximately $20 million.

     On April 17, 1998 Castle Funding refinanced its Old Castle Senior Notes and its Term Loan by issuing the New Castle Senior Notes. The proceeds from the issuance of the New Castle Senior Notes were used to redeem all of the issued and outstanding Old Castle Senior Notes and 100% of their principal amount and to repay the Term Loan in full. In conjunction with this refinancing, TCHI, a New Jersey corporation and the general partner of Castle Associates, obtained a working capital credit facility (the "Working Capital Loan"). Both the New Castle Senior Notes and the Working Capital Loan are guaranteed by Castle Associates.

     The New Castle Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Castle Senior Notes mature on April 17, 2003.

     The Working Capital Loan has an outstanding principal amount of $5,000,000 and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 17, 2003.

     On July 8, 1998, Castle Associates received a bank commitment to refinance its Mortgage Notes, New Castle Senior Notes and the Working Capital Loan. A tender offer was made to existing mortgage note holders on July 9, 1998 offering $940 per $1,000 of principal amount, plus accrued interest. Consummation of the tender offer is conditioned upon, among other things, a minimum tender of 98% of the principal amount of the mortgage notes. The expiration of the tender offer was extended to August 14, 1998. Although it is Castle Associates' intention to complete this transaction, no assurances can be made as to the ultimate consummation of the refinancing, or on the precise terms as are currently outlined in the existing tender offer and bank commitment.

     Castle Associates has the authority to obtain a working capital facility of up to $10,000,000 (of which approximately $5,437,000 is outstanding) although there can be no assurance that such financing will be available or on terms acceptable to Castle Associates.

     THCR has assessed the year 2000 issue and has begun implementing a plan to resolve the issue, which is expected to be completed in early 1999. Based upon management's assessment, it is anticipated that associated costs incurred to satisfactorily complete the plan will not be material.

     The indenture governing the Senior Notes (the "Senior Note Indenture") as well as indentures of the subsidiaries restrict the ability of THCR Holdings and its subsidiaries to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, THCR's future operating results are conditional and could fluctuate, given the rapidly changing competitive environment.

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


Results of Operations: Operating Revenues and Expenses

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Trump Marina and Trump Indiana.

     Comparison of Three-Month Periods Ended June 30, 1998 and 1997. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.


                                                  Three Months Ended June 30, 1998
                                     -----------------------------------------------------------
                                       Plaza        Taj        Trump      Trump       THCR
                                     Associates  Associates   Indiana     Marina   Consolidated*
                                     ----------  ----------   -------     ------   -------------
                                                        (dollars in millions)
Revenues:
 Gaming ..........................     $ 93.0      $125.9      $ 35.3     $ 61.2     $315.3
 Other ...........................       25.1        29.6         0.8       14.6       70.2
                                       ------      ------      ------     ------     ------
  Gross Revenues .................      118.1       155.5        36.1       75.8      385.5
Less: Promotional Allowances .....       15.7        16.4         0.2        9.0       41.3
                                       ------      ------      ------     ------     ------
  Net Revenues ...................      102.4       139.1        35.9       66.8      344.2
                                       ------      ------      ------     ------     ------
Costs and Expenses:
 Gaming ..........................       56.5        79.7        26.2       38.7      201.1
 General & Administrative ........       18.8        21.3         6.7       13.7       63.9
 Depreciation & Amortization .....        6.1         9.0         1.1        4.1       20.5
 Other ...........................        8.8         8.6         0.8        3.5       21.6
                                       ------      ------      ------     ------     ------
  Total Costs and Expenses .......       90.2       118.6        34.8       60.0      307.1
                                       ------      ------      ------     ------     ------

Income from Operations ...........       12.2        20.5         1.1        6.8       37.1
                                       ------      ------      ------     ------     ------
Non-operating Income .............        0.4         1.2         0.2        0.1        2.0
Interest Expense .................      (11.9)      (23.5)       (2.3)     (12.7)     (55.7)
                                       ------      ------      ------     ------     ------
  Total Non-operating Expense, Net      (11.5)      (22.3)       (2.1)     (12.6)     (53.7)
                                       ------      ------      ------     ------     ------
Loss in Joint Venture ............         --          --        (0.7)        --       (0.7)
Income Tax Benefit ...............         --          --          --         --         --
                                       ------      ------      ------     ------     ------
Loss Before Minority Interest ....     $  0.7      $ (1.8)     $ (1.7)    $ (5.8)     (17.3)
                                       ======      ======      ======     ======
Minority Interest ................                                                      6.3
                                                                                     ------
Net Loss .........................                                                   $(11.0)
                                                                                     ======

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                  Three Months Ended June 30, 1997
                                     -----------------------------------------------------------
                                       Plaza        Taj        Trump      Trump       THCR
                                     Associates  Associates   Indiana     Marina   Consolidated*
                                     ----------  ----------   -------     ------   -------------
                                                        (dollars in millions)
Revenues:
 Gaming ..........................     $ 97.9      $134.6      $ 35.6     $ 68.5     $336.7
 Other ...........................       28.3        31.4         1.0       16.7       77.3
                                       ------      ------      ------     ------     ------
  Gross Revenues .................      126.2       166.0        36.6       85.2      414.0
Less: Promotional Allowances .....       16.7        19.0         0.1       10.2       46.0
                                       ------      ------      ------     ------     ------
  Net Revenues ...................      109.5       147.0        36.5       75.0      368.0
                                       ------      ------      ------     ------     ------

Costs and Expenses:
 Gaming ..........................       61.2        84.0        22.9       44.4      212.6
 General & Administrative ........       21.4        20.7         7.6       16.0       68.8
 Depreciation & Amortization .....        5.4         8.8         1.3        3.7       19.2
 Other ...........................        8.3         8.6         0.8        3.2       20.8
                                       ------      ------      ------     ------     ------
  Total Costs and Expenses .......       96.3       122.1        32.6       67.3      321.4
                                       ------      ------      ------     ------     ------

Income from Operations ...........       13.2        24.9         3.9        7.7       46.6
                                       ------      ------      ------     ------     ------
Non-operating Income .............        0.1         0.2         0.1        0.0        1.2
Interest Expense .................      (12.2)      (23.7)       (2.5)     (12.2)     (52.6)
                                       ------      ------      ------     ------     ------
  Total Non-operating Expense, Net      (12.1)      (23.5)       (2.4)     (12.2)     (51.4)
                                       ------      ------      ------     ------     ------

Loss in Joint Venture ............         --          --        (1.1)        --       (1.1)
Income Tax Benefit ...............         --          --         0.9         --        0.9
                                       ------      ------      ------     ------     ------
Loss before Minority Interest ....     $  1.1      $  1.4      $  1.3     $ (4.5)      (5.0)
                                       ======      ======     ======     ======
Minority Interest ................                                                      1.8
                                                                                     ------
Net Loss .........................                                                   $ (3.2)
                                                                                     ======

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                  Three Months Ended June 30, 1998
                                     -----------------------------------------------------------
                                       Plaza        Taj        Trump      Trump       THCR
                                     Associates  Associates   Indiana     Marina   Consolidated*
                                     ----------  ----------   -------     ------   -------------
                                                        (dollars in millions)
Table Game Revenues ..............     $ 23.5      $ 47.6      $  8.8     $ 15.1     $ 95.0
Incr (Decr) over prior period ....     $ (0.1)     $ (2.8)     $ (2.5)    $ (3.7)    $ (9.1)
Table Game Drop ..................     $156.2      $299.9      $ 55.8     $100.8     $612.7
Incr (Decr) over prior period ....     $ (8.3)     $(26.9)     $ (0.1)    $(27.6)    $(62.9)
Table Win Percentage .............       15.0%       15.9%       15.7%      15.0%      15.5%
Incr (Decr) over prior period ....     0.7pts.     0.5pts.     (4.6)pts.  0.4pts.    0.1pts.
Number of Table Games ............        111         153          59         91        414
Incr (Decr) over prior period ....          1          (5)        (10)        (5)       (19)

Slot Revenues ....................     $ 69.5      $ 73.7      $ 26.5     $ 45.5     $215.2
Incr (Decr) over prior period ....     $ (4.8)     $ (5.9)     $  2.2     $ (3.7)    $(12.2)
Slot Handle ......................     $856.7      $899.0      $424.0     $561.7     $2,741.4
Incr (Decr) over prior period ....     $(46.2)     $(22.8)     $ 69.0     $(28.3)    $(28.3)
Slot Win Percentage ..............        8.1%        8.2%        6.3%       8.1%       7.9%
Incr (Decr) over prior period ....   (0.1)pts.   (0.4)pts.  (0.5)pts.  (0.2) pts.  (0.3)pts.
Number of Slot Machines ..........      4,092       4,130       1,350      2,163     11,735
Incr (Decr) over prior period ....         28         292         (74)        (5)       241
Other Gaming Revenues ............        N/A      $  4.6         N/A     $  0.5     $  5.1
Incr (Decr) over prior period ....        N/A      $  0.0         N/A     $  0.0     $  0.0

Total Gaming Revenues ............     $ 93.0      $125.9      $ 35.3     $ 61.2     $315.3
Incr (Decr) over prior period ....     $ (4.9)     $ (8.7)     $ (0.3)    $ (7.3)    $(21.4)

                                                  Three Months Ended June 30, 1997
                                     -----------------------------------------------------------
                                       Plaza        Taj        Trump      Trump       THCR
                                     Associates  Associates   Indiana     Marina   Consolidated*
                                     ----------  ----------   -------     ------   -------------
                                                        (dollars in millions)
Table Game Revenues ..............     $ 23.6      $ 50.4      $ 11.3     $ 18.8     $  104.1
Table Game Drop ..................     $164.5      $326.8      $ 55.9     $128.4     $  675.6
Table Win Percentage .............       14.3%       15.4%       20.3%      14.6%       15.4%
Number of Table Games ............        110         158          69         96          433

Slot Revenues ....................     $ 74.3      $ 79.6      $ 24.3     $ 49.2     $  227.4
Slot Handle ......................     $902.9      $921.8      $355.0     $590.0     $2,769.7
Slot Win Percentage ..............        8.2%        8.6%        6.8%       8.3%         8.2%
Number of Slot Machines ..........      4,064       3,838       1,424      2,168       11,494
Other Gaming Revenues ............        N/A      $  4.6         N/A     $  0.5     $    5.1

Total Gaming Revenues ............     $ 97.9      $134.6      $ 35.6     $ 68.5     $  336.7


     Gaming revenues are the primary source of THCR's revenues. The year over year decrease in gaming revenues was due primarily to the decline in slot revenues at the three Atlantic City properties as the result of an increased competitive marketplace. The decline in table game revenues at Trump Taj Mahal was due to the decline of high-end international table game players due to Asian economic conditions. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 14.9% and 14.7% for the quarters ended June 30, 1998 and 1997, respectively. Decreases in table revenues at Trump Indiana are attributed to a lower table game win percentage as compared to the previous year. Increases in slot revenues at Trump Indiana are attributed to higher slot handle in 1998.

     Gaming costs and expenses were $201,130,000 for the three months ended June 30, 1998, a decrease of $11,442,000 or 5.4% from $212,572,000 from the comparable period in 1997. This decrease is substantially proportionate to the decrease in gaming revenues from the comparable period in 1997, and represent primarily marketing and promotional costs.

     General and administrative expenses decreased $4,840,000 or 7.0% from the comparative period in 1997. This decrease is due primarily to the reduction in advertising, insurance, and real estate tax expenses in 1998.

   Comparison of Six-Month Periods Ended June 30, 1998 and 1997. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                   Six Months Ended June 30, 1998
                                     -----------------------------------------------------------
                                       Plaza        Taj        Trump      Trump       THCR
                                     Associates  Associates   Indiana     Marina   Consolidated*
                                     ----------  ----------   -------     ------   -------------
                                                        (dollars in millions)
Revenues:
 Gaming ..........................     $180.3      $240.4      $ 63.1      123.8     $607.5
 Other ...........................       48.2        56.7         1.5       27.5      134.1
                                       ------      ------      ------     ------     ------
  Gross Revenues .................      228.5       297.1        64.6      151.3      741.6
Less: Promotional Allowances .....       30.1        32.5         0.4       17.9       80.9
                                       ------      ------      ------     ------     ------
  Net Revenues ...................      198.4       264.6        64.2      133.4      660.7
                                       ------      ------      ------     ------     ------
Costs and Expenses:
 Gaming ..........................      110.5       152.3        46.1       78.6      387.5
 General & Administrative ........       38.8        42.5        13.6       28.7      129.9
 Depreciation & Amortization .....       12.2        18.3         2.1        8.2       41.1
 Other ...........................       15.3        16.6         1.6        5.9       39.4
                                       ------      ------      ------     ------     ------
  Total Costs and Expenses .......      176.8       229.7        63.4      121.4      597.9
                                       ------      ------      ------     ------     ------
Income from Operations ...........       21.6        34.9         0.8       12.0       62.8
                                       ------      ------      ------     ------     ------
Non-operating Income .............        0.8         1.3         0.3        0.4        4.9
Interest Expense .................      (23.9)      (47.1)       (4.8)     (25.4)    (111.3)
                                       ------      ------      ------     ------     ------
  Total Non-operating Expense, Net      (23.1)      (45.8)       (4.5)     (25.0)    (106.4)
                                       ------      ------      ------     ------     ------
Loss in Joint Venture ............         --          --        (1.5)        --       (1.5)
Income Tax Benefit ...............         --          --          --         --         --
                                       ------      ------      ------     ------     ------
Loss Before Minority Interest ....     $ (1.5)     $(10.9)     $ (5.2)    $(13.0)    $(45.1)
                                       ======      ======      ======     ======
Minority Interest ................                                                     16.5
                                                                                     ------
Net Loss .........................                                                   $(28.6)
                                                                                     ======

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                   Six Months Ended June 30, 1997
                                     -----------------------------------------------------------
                                       Plaza        Taj        Trump      Trump       THCR
                                     Associates  Associates   Indiana     Marina   Consolidated*
                                     ----------  ----------   -------     ------   -------------
                                                        (dollars in millions)
Revenues:
 Gaming ..........................     $184.7      $262.9      $ 73.4     $132.5     $653.6
 Other ...........................       52.9        58.0         2.0       30.7      143.6
                                       ------      ------      ------     ------     ------
  Gross Revenues .................      237.6       320.9        75.4      163.2      797.2
Less: Promotional Allowances .....       31.3        35.5         0.3       19.7       86.9
                                       ------      ------      ------     ------     ------
  Net Revenues ...................      206.3       285.4        75.1      143.5      710.3
                                       ------      ------      ------     ------     ------
Costs and Expenses:
 Gaming ..........................      116.4       163.2        46.3       85.5      411.4
 General & Administrative ........       41.9        43.0        14.5       32.2      136.4
 Depreciation & Amortization .....       12.0        23.0         2.5        8.7       46.2
 Other ...........................       15.8        16.1         1.5        6.0       39.4
                                       ------      ------      ------     ------     ------
  Total Costs and Expenses .......      186.1       245.3        64.8      132.4      633.4
                                       ------      ------      ------     ------     ------
Income from Operations ...........       20.2        40.1        10.3       11.1       76.9
                                       ------      ------      ------     ------     ------
Non-operating Income .............        0.3         0.6         0.4        0.1        3.2
Interest Expense .................      (24.4)      (47.4)       (5.4)     (24.5)    (105.3)
                                       ------      ------      ------     ------     ------
  Total Non-operating Expense, Net      (24.1)      (46.8)       (5.0)     (24.4)    (102.1)
                                       ------      ------      ------     ------     ------
Loss in Joint Venture ............         --          --        (1.7)        --       (1.7)
Income Tax Benefit ...............         --          --          --         --         --
                                       ------      ------      ------     ------     ------
Loss before Minority Interest ....     $ (3.9)     $ (6.7)     $  3.6     $(13.3)    $(26.9)
                                       ======      ======      ======     ======
Minority Interest ................                                                      9.8
                                                                                     ------
Net Loss .........................                                                   $(17.1)
                                                                                     ======

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                    Six Months Ended June 30, 1998
                                 -----------------------------------------------------------------------
                                    Plaza           Taj           Trump         Trump          THCR
                                 Associates     Associates       Indiana        Marina     Consolidated*
                                 ----------     ----------       -------        ------     -------------
                                                        (dollars in millions)
Table Game Revenues .........     $    48.4      $    89.2      $    17.2      $    32.8      $   187.6
Incr (Decr) over prior period     $     2.9      $   (18.6)     $    (5.4)     $    (4.5)     $   (25.6)
Table Game Drop .............     $   307.8      $   574.6      $   107.0      $   212.6      $ 1,202.0
Incr (Decr) over prior period     $   (16.0)     $   (70.2)     $   (10.8)     $   (32.3)     $  (129.3)
Table Win Percentage ........          15.7%          15.5%          16.1%          15.4%          15.6%
Incr (Decr) over prior period       1.6pts.      (1.2)pts.      (3.0) pts.       0.2pts.       (0.4)pts.
Number of Table Games .......           114            154             59             93            420
Incr (Decr) over prior period            (9)            (8)           (10)            (2)           (29)
Slot Revenues ...............     $   131.9      $   142.0      $    45.8      $    90.2      $   409.9
Incr (Decr) over prior period     $    (7.3)     $    (4.0)     $    (5.1)     $    (4.2)     $   (20.6)
Slot Handle .................     $ 1,633.0      $ 1,731.0      $   728.8      $ 1,113.5      $ 5,206.3
Incr (Decr) over prior period     $   (57.2)     $   (24.0)     $   (27.0)     $   (24.4)     $  (132.6)
Slot Win Percentage .........           8.1%           8.2%           6.3%           8.1%           7.9%
Incr (Decr) over prior period      (0.1)pts.      (0.1)pts.      (0.4)pts.      (0.2)pts.      (0.2)pts.
Number of Slot Machines .....         4,084          4,137          1,356          2,159         11,736
Incr (Decr) over prior period             9            319            (80)           (91)           157
 Other Gaming Revenues ......           N/A      $     9.2            N/A      $     0.8      $    10.0
Incr (Decr) over prior period           N/A      $     0.1            N/A      $     0.0      $     0.0
Total Gaming Revenues .......     $   180.3      $   240.4      $    63.1      $   123.8      $   607.5
Incr (Decr) over prior period     $    (4.4)     $   (22.5)     $   (10.3)     $    (8.7)     $   (46.1)

                                                    Six Months Ended June 30, 1997
                                      -----------------------------------------------------------
                                        Plaza        Taj        Trump      Trump       THCR
                                      Associates  Associates   Indiana     Marina   Consolidated*
                                      ----------  ----------   -------     ------   -------------
                                                        (dollars in millions)
Table Game Revenues ..............     $   45.5    $  107.8    $   22.6   $   37.3   $   213.2
Table Game Drop ..................     $  323.8    $  644.8      $117.8      244.9   $ 1,331.3
Table Win Percentage .............         14.1%       16.7%       19.1%      15.2%       16.0%
Number of Table Games ............          123         162          69         95         449
Slot Revenues ....................     $  139.2    $  146.0    $   50.9   $   94.4   $   430.5
Slot Handle ......................     $1,690.2    $1,755.0    $  755.8   $1,137.9   $ 5,338.9
Slot Win Percentage ..............          8.2%        8.3%        6.7%       8.3%        8.1%
Number of Slot Machines ..........        4,075       3,818       1,436      2,250      11,579
Other Gaming Revenues ............          N/A    $    9.1         N/A   $    0.8   $     9.9
Total Gaming Revenues ............     $  184.7    $  262.9    $   73.4   $  132.5   $    653.6

     Gaming revenues are the primary source of THCR's revenues. The year over year decrease in gaming revenues was due primarily to Taj Associates last year's first quarter results which included an unusual approximately $8 million dollar table game win from one premium player, an unusually low table game win percentage in the current year and a decline in high-end international table game players due to Asian economic conditions. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.2% and 15.1% for the six months ended June 30, 1998 and 1997, respectively. Decreases in revenue at Trump Indiana are attributed to the new facilities and capacity added over the past year.

     Substantially proportionate to the decrease in gaming revenues, gaming costs and expenses decreased $23,903,000 or 5.8% from the comparable period in 1997. This decrease primarily represents marketing and promotional costs as well as a lower table game win percentage in the second quarter 1998.

     General and administrative expenses decreased $6,505,000 or 4.8% from the comparative period in 1997. This decrease is primarily due to reductions in advertising, insurance and real estate tax expenses during 1998. Included in accounts receivable is $4,400,000 from the City of Atlantic City pending completion of the Plaza Associates' successful appeal of the real estate tax asessment assigned to Trump World's Fair.

During the second quarter of 1997, THCR revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter of 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the six months ended June 30, 1998, the net effect of applying these new lives was to decrease net loss by $2,300,000 and decrease loss per share by $.07. Additionally, Taj Associates' depreciation decreased due to furniture and equipment classifications becoming fully depreciated.

Interest expense increased due to the additional $100,000,000 Trump AC Mortgage Notes at 11 1/4% issued on December 10, 1997 by Trump AC together with Trump AC Funding II and Trump AC Funding III.

Seasonality

The casino industry in Atlantic City and Indiana is seasonal in nature; accordingly, the results of operations for the period ending June 30, 1998 are not necessarily indicative of the operating results for a full year.

Important Factors Relating to Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in the Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 3-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Plaza Associates. The CRDA, as required, set aside funds for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms. These investments are to fund up to 27% of the cost to casino licensees of such projects. In June 1993, Plaza Associates made application for such funding to the CRDA with respect to its proposed construction of the Trump Plaza East facilities, demolition of a certain structure adjacent thereto, development of an appurtenant public park, roadway and parking area and acquisition of the entire project site. The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same and pursuant to a credit agreement between them, reserved to Plaza Associates the right to take investment tax credits up to approximately $14.2 million. Plaza Associates has, except for three small parcels discussed below, acquired the site and constructed and presently operates and maintains the proposed hotel tower, public park, roadway and parking area.

     As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated certain condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire five small parcels of land within the project site. Plaza Associates has since acquired two of the parcels and proceedings with respect to those parcels have been concluded. The court, in a July 20, 1998 opinion, directed entry of judgments dismissing the CRDA actions with respect to the remaining three parcels, which if acquired, would be included in the public park and parking area of the project, on the basis of the court's determination that the CRDA had failed to establish that a valid primarily public purpose justified acquisition of the parcels. Written orders of dismissal were entered by the court on July 28, 1998. The right of the CRDA to appeal these judgments will expire on September 11, 1998.

     Additionally, with respect to the two parcels to be included in the public park portion of the project, the CRDA, by a separate motion, sought an order that Plaza Associates' application and credit agreement be deemed amended to terminate the CRDA's obligation to acquire the two parcels and to enable the CRDA to abandon the condemnation proceedings with respect to these two parcels. This motion was opposed by Plaza Associates. By order dated April 1, 1998, the Court denied the motion but granted the CRDA leave to amend its pleadings by a filing within 14 days from the date thereof formally asserting a claim for specific performance of the alleged agreement. The CRDA did not file any such amended pleading within this permitted time period.

     Also, the defendants in two of the condemnation proceedings filed a separate joint complaint in the New Jersey Superior Court alleging, among other claims, that the CRDA and Plaza Associates were wrongfully attempting to deprive them of property rights in violation of their constitutional and civil rights. Coking, et al. v. Casino Reinvestment Development Authority, et al., Docket No. ATL-L-2555-97. The CRDA's motion for summary judgment on the complaint and Plaza Associates' motion to dismiss it for failure to state a claim were granted by the New Jersey Superior Court on October 24, 1997 and November 11, 1997.

     Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts
Incorporated ("Mirage"), the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey
State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and the CRDA then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal; THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997, the State Court entered a summary judgement in favor of the State and the CRDA, which was affirmed by the Appellate Division on March 20, 1998. This decision is currently being appealed in the State Supreme Court.

     Trump Indiana. Commencing in early 1994, Trump Indiana (which was then wholly owned by Trump), through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of non-voting stock of Trump Indiana, representing a total of 7.5% of the equity in Trump Indiana. The purchase price of the stock was to have been paid with a promissory note secured by the stock purchased, although the purchase price and other material terms of the proposed purchase were never agreed upon. Such discussions did not result in an agreement for, or the purchase of, any stock by the residents. It was subsequently determined to include Trump Indiana as a wholly owned subsidiary of THCR Holdings in connection with the June 1995 Offerings. The residents then asserted a right to purchase stock in Trump Indiana. Trump Indiana and THCR did not agree with the residents' assertions of any such rights with respect to the stock of Trump Indiana or otherwise, and so advised the residents. Although discussions had been ongoing with respect to the resolution of this matter, on March 29, 1996, in the matter entitled Keshav D. Aggarwal, et. al. v. Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Indiana, Inc., such residents filed a complaint with respect to this matter in the United States District Court, Southern District of Indiana, seeking, among other things, compensatory and punitive damages in an unspecified amount and that the court order the defendants to transfer ownership of 7.5% of Trump Indiana to the plaintiffs. Trump, THCR, THCR Holdings and Trump Indiana filed an answer to the complaint on May 31, 1996. Cross-motions for summary judgment have been filed by all parties and a decision regarding each motion is expected in the near future. Monetary settlements have been reached between all defendants and six of the plaintiffs. The remaining plaintiffs voluntarily dismissed their demands for the transfer of ownership in Trump Indiana. A trial date has been set for January 1999. THCR and the other defendants intend to vigorously contest the allegations against them. Further, management believes that the further resolution of these claims will not have a material adverse effect on THCR.

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

     (1) Filed only with the Quarterly Report on Form 10-Q of THCR for the quarter ended June 30, 1998.

     (2) Filed only with the Quarterly Report on Form 10-Q of THCR Holdings and THCR Funding for the quarter ended June 30, 1998.

     b. Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning April 1, 1998 and ending June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TRUMP HOTELS & CASINO RESORTS, INC.
                                       (Registrant)

Date: August 14, 1998
                                By:/s/   R. BRUCE MCKEE
                                   ---------------------------------------------
                                         R. Bruce McKee
                                         Senior Vice President of Corporate
                                         Finance and Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                           (Registrant)

Date:   August 14, 1998
                                    By:     TRUMP HOTELS & CASINO RESORTS, INC.,
                                            its general partner


                                    By: /s/  R. BRUCE MCKEE
                                       -----------------------------------------
                                             R. Bruce McKee
                                             Senior Vice President of Corporate
                                             Finance and Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                          (Registrant)

Date: August 14, 1998

                                By: /s/   R. BRUCE MCKEE
                                   ---------------------------------------------
                                          R. Bruce McKee
                                          Senior Vice President of Corporate
                                          Finance and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)