Form 10-Q
period 1999-03-31
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 1999-05-14
CIK 943322, 943323

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________


                         Commission file number: 1-13794

                       TRUMP HOTELS & CASINO RESORTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               13-3818402
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             2500 BOARDWALK                                         08401
        Atlantic City, New Jersey                                ---------
----------------------------------------                         (Zip Code)
(Address of principal executive offices)

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


                        Commission file number: 33-90786

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               13-3818407
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             2500 BOARDWALK                                         08401
        Atlantic City, New Jersey                                ----------
----------------------------------------                         (Zip Code)
(Address of principal executive offices)

                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


                        Commission file number: 33-90786

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               13-3818405
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

             2500 BOARDWALK                                         08401
        Atlantic City, New Jersey                                ----------
----------------------------------------                         (Zip Code)
(Address of principal executive offices)

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

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 14, 1999 was 22,195,256.

     The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 14, 1999 was 1,000.

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of May 14, 1999 was 100.

================================================================================

                                           TRUMP HOTELS & CASINO RESORTS, INC.,
                                       TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                                           AND
                                       TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                                                    INDEX TO FORM 10-Q

PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements                                                                                    Page No.
                                                                                                                --------
        Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc.
        as of December 31, 1998 and March 31, 1999 (unaudited)...............................................       1

        Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc.
        for the Three Months Ended March 31, 1998 and 1999 (unaudited).......................................       2

        Condensed Consolidated Statement of Stockholders' Equity of Trump Hotels & Casino Resorts, Inc.
        for the Three Months Ended March 31, 1999  (unaudited)...............................................       3

        Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc.
        for the Three Months Ended March 31, 1998 and 1999 (unaudited).......................................       4

        Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P.
        as of December 31, 1998 and March 31, 1999 (unaudited) ..............................................       5

        Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P.
        for the Three Months Ended March 31, 1998 and 1999 (unaudited).......................................       6

        Condensed Consolidated Statement of Partners' Capital of Trump Hotels & Casino Resorts
        Holdings, L.P.  for the Three Months Ended March 31, 1999 (unaudited)................................       7

        Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.
        for the Three Months Ended March 31, 1998 and 1999  (unaudited)......................................       8

        Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc.,
        Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
        Funding, Inc.  (unaudited)...........................................................................       9

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results
          of Operations......................................................................................      11

ITEM 3--Quantitative and Qualitative Disclosures About Market Risk...........................................      14

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            INDEX TO FORM 10-Q CONT'D

                                                                        Page No.
                                                                        --------
PART II -- OTHER INFORMATION

     ITEM 1 -- Legal Proceedings.......................................... 14
     ITEM 2 -- Changes in Securities and Use of Proceeds.................. 16
     ITEM 3 -- Defaults Upon Senior Securities............................ 16
     ITEM 4 -- Submission of Matters to a Vote of Security Holders........ 16
     ITEM 5 -- Other Information.......................................... 16
     ITEM 6 -- Exhibits and Reports on Form 8-K........................... 16

SIGNATURES

     SIGNATURE -- Trump Hotels & Casino Resorts, Inc...................... 17
     SIGNATURE -- Trump Hotels & Casino Resorts Holdings, L.P............. 18
     SIGNATURE -- Trump Hotels & Casino Resorts Funding, Inc.............. 19

                                       PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                     TRUMP HOTELS & CASINO RESORTS, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (dollars in thousands, except share data)


                                                                             December 31,         March 31,
                                ASSETS                                           1998               1999
                                ------                                       ------------       ------------
                                                                                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .............................................     $  114,757         $  152,202
  Receivables, net ......................................................         70,951             62,735
  Inventories ...........................................................         12,804             12,576
  Due from affiliates, net ..............................................         12,774             13,126
  Prepaid expenses and other current assets .............................         18,679             10,850
                                                                              ----------         ----------
         Total Current Assets ...........................................        229,965            251,489

INVESTMENT IN BUFFINGTON HARBOR, L.L.C ..................................         40,765             40,010
INVESTMENT IN TRUMP'S CASTLE PIK NOTES ..................................         64,137             67,014
PROPERTY AND EQUIPMENT, NET .............................................      1,977,609          1,963,396
CASH RESTRICTED FOR FUTURE CONSTRUCTION .................................          2,523               --
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET ..............................         37,978             36,128
DUE FROM AFFILIATES .....................................................         15,766             16,066
OTHER ASSETS ............................................................         59,721             63,246
                                                                              ----------         ----------
Total Assets ............................................................     $2,428,464         $2,437,349
                                                                              ==========         ==========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ..................................     $   10,504         $    8,388
  Accounts payable and accrued expenses .................................        118,597            113,681
  Accrued interest payable ..............................................         30,379             81,326
                                                                              ----------         ----------
         Total Current Liabilities ......................................        159,480            203,395

LONG-TERM DEBT, net of current maturities ...............................      1,838,492          1,839,245
OTHER LONG-TERM LIABILITIES .............................................         18,044             22,124
                                                                              ----------         ----------
Total Liabilities .......................................................      2,016,016          2,064,764
                                                                              ----------         ----------

MINORITY INTEREST .......................................................        125,540            110,962

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 75,000,000 shares authorized,
    24,206,756 issued and outstanding ...................................            242                242
  Class B Common Stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding ..................................           --                 --
  Additional Paid in Capital ............................................        455,645            455,645
  Accumulated Deficit ...................................................       (149,444)          (174,729)
  Less treasury stock, 2,011,500 shares of THCR Common Stock, at cost ...        (19,535)           (19,535)
                                                                              ----------         ----------
Total Stockholders' Equity ..............................................        286,908            261,623
                                                                              ----------         ----------
Total Liabilities and Stockholders' Equity ..............................     $2,428,464         $2,437,349
                                                                              ==========         ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             TRUMP HOTELS & CASINO RESORTS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                         (unaudited)
                          (dollars in thousands, except share data)

                                                                     Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                    1998             1999
                                                                 ---------        ---------
REVENUES:
  Gaming.....................................................    $ 292,333        $ 291,783
  Rooms......................................................       20,476           19,572
  Food and Beverage..........................................       33,670           32,241
  Other......................................................        9,675            9,248
                                                                 ---------        ---------
  Gross Revenues.............................................      356,154          352,844
  Less -- Promotional allowances.............................       39,560           37,129
                                                                 ---------        ---------
  Net Revenues...............................................      316,594          315,715
                                                                 ---------        ---------

COSTS AND EXPENSES:
  Gaming.....................................................      186,131          185,925
  Rooms......................................................        7,108            7,803
  Food and Beverage..........................................       10,764           11,211
  General and Administrative.................................       65,954           67,493
  Depreciation and Amortization..............................       20,922           21,581
                                                                 ---------        ---------
                                                                   290,879          294,013
                                                                 ---------        ---------
  Income from operations.....................................       25,715           21,702
                                                                 ---------        ---------

NON-OPERATING INCOME AND (EXPENSES):
  Interest income............................................        3,108            1,642
  Interest expense...........................................      (55,621)         (55,531)
  Other non-operating expense................................         (297)          (1,290)
                                                                 ---------        ---------
                                                                   (52,810)         (55,179)
                                                                 ---------        ---------

Loss before equity in loss of Buffington
  Harbor, L.L.C., minority interest, and cumulative
  effect of change in accounting principle...................      (27,095)         (33,477)
Equity in loss of Buffington Harbor, L.L.C....................        (741)            (766)
                                                                 ---------        ---------
Loss before minority interest and cumulative effect
  of change in accounting principle..........................      (27,836)         (34,243)
Minority Interest.............................................      10,166           12,523
                                                                 ---------        ---------
Loss before cumulative effect of change in accounting
  principle..................................................      (17,670)         (21,720)
Cumulative effect of change in accounting principle
  ($5,620), net of minority interest ($2,055)................           --           (3,565)
                                                                 ---------        ---------
NET LOSS......................................................   $ (17,670)       $ (25,285)
                                                                 =========        =========

Basic and diluted loss per share:
  before cumulative effect of change in accounting
  principle..................................................    $   (.79)        $    (.98)

Cumulative effect of change in accounting principle...........          --             (.16)
                                                                 ---------        ---------

Basic and diluted loss per share..............................   $   (.79)        $   (1.14)
                                                                 =========        =========

Average number of shares outstanding..........................  22,229,145       22,195,256
                                                                ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          TRUMP HOTELS & CASINO RESORTS, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                      (unaudited)
                                                 (dollars in thousands)


                                     Number of Shares        Common Additional
                                   --------------------     -------------------     Accumulated Treasury
                                                Class B     Stock      Paid in     ----------------------
                                     Common     Common      Amount      Capital     Deficit        Stock        Total
                                   ----------   -------     ------     --------    ---------     --------     --------
Balance, December 31, 1998......   24,206,756    1,000       $242      $455,645    $(149,444)    $(19,535)     $286,908

Net Loss........................                                                     (25,285)                   (25,285)
                                   ----------    -----       ----      --------    ---------     --------      --------
Balance, March 31, 1999.........   24,206,756    1,000       $242      $455,645    $(174,729)    $(19,535)     $261,623
                                   ==========    =====       ====      ========    =========     ========      ========

The accompanying notes are an integral part of this condensed consolidated financial statement.

                                        TRUMP HOTELS & CASINO RESORTS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                                  THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                                    (unaudited)
                                              (dollars in thousands)

                                                                                         1998              1999
                                                                                       --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss.........................................................................    $(17,670)         $(25,285)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Cumulative effect of change in accounting principle............................          --             3,565
    Issuance of debt in exchange for accrued interest..............................       2,719             3,155
    Equity in loss of Buffington Harbor, L.L.C.....................................         741               766
    Depreciation and amortization..................................................      20,922            21,581
    Interest income - Castle PIK Notes.............................................      (2,516)           (2,877)
    Minority interest in net loss..................................................     (10,166)          (12,523)
    Accretion of discounts on mortgage notes.......................................       1,085             1,211
    Amortization of deferred loan costs............................................       2,120             1,851
    Provision for losses on receivables............................................       2,568             2,569
    Valuation allowance of CRDA investments and amortization of Indiana
      gaming costs.................................................................       2,058             2,088
    Gain on disposition of property................................................          --              (335)
    (Increase) decrease in receivables.............................................      (5,419)            5,648
    Decrease in inventories........................................................         810               228
    Decrease in other current assets...............................................         378             2,218
    Decrease (increase) in due from affiliates.....................................      12,886              (697)
    Increase in other assets.......................................................      (1,434)           (1,906)
    Increase (decrease) in accounts payable and accrued expenses...................       7,311            (4,620)
    Increase in accrued interest payable ..........................................      49,513            50,946
    Decrease in other long-term liabilities........................................        (708)               --
                                                                                       --------          --------
      Net cash flows provided by operating activities .............................      65,198            47,583
                                                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net........................................      (4,756)           (6,915)
    Proceeds from disposition of property..........................................          --             1,045
    Investment in Buffington Harbor, L.L.C.........................................        (215)              (11)
    CRDA Investments...............................................................      (3,378)           (3,427)
    Restricted cash ...............................................................         969             2,523
                                                                                       --------          --------
      Net cash flows used in investing activities..................................      (7,380)           (6,785)
                                                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock.....................................................      (2,259)               --
    Issuance of long-term debt.....................................................         900                --
    Payment of long-term debt......................................................      (4,268)           (3,353)
    Cost of issuing debt...........................................................        (569)               --
                                                                                       --------          --------
      Net cash flows used in financing activities..................................      (6,196)           (3,353)
                                                                                       --------          --------

      Net increase in cash and cash equivalents....................................      51,622            37,445

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................     140,328           114,757
                                                                                       --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................    $191,950          $152,202
                                                                                       ========          ========
CASH INTEREST PAID.................................................................    $  1,975          $  1,172
                                                                                       ========          ========
Supplemental Disclosure of Non-Cash Activities:
  Purchase of property and equipment under capital lease obligations...............    $    881          $    992
                                                                                       ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (dollars in thousands)
                                                                             December 31,         March 31,
                         ASSETS                                                  1998               1999
                         ------                                              ------------        -----------
                                                                                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents...............................................    $  114,753         $  152,198
  Receivables, net........................................................        70,951             62,735
  Inventories ............................................................        12,804             12,576
  Due from affiliates, net................................................        12,774             13,126
  Prepaid expenses and other current assets...............................        18,679             10,850
                                                                              ----------         ----------
        Total Current Assets..............................................       229,961            251,485

INVESTMENT IN BUFFINGTON HARBOR, L.L.C.....................................       40,765             40,010
INVESTMENT IN TRUMP'S CASTLE PIK NOTES.....................................       64,137             67,014
PROPERTY AND EQUIPMENT, NET................................................    1,977,609          1,963,396
CASH RESTRICTED FOR FUTURE CONSTRUCTION....................................        2,523                 --
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET.................................       37,978             36,128
DUE FROM AFFILIATES........................................................       15,766             16,066
OTHER ASSETS...............................................................       59,721             63,246
                                                                              ----------         ----------
Total Assets...............................................................   $2,428,460         $2,437,345
                                                                              ==========         ==========


                                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt....................................    $   10,504         $    8,388
  Accounts payable and accrued expenses...................................       118,597            113,681
  Accrued interest payable................................................        30,379             81,326
                                                                              ----------         ----------
        Total Current Liabilities.........................................       159,480            203,395

LONG-TERM DEBT, net of current maturities..................................    1,838,492          1,839,245
OTHER LONG-TERM LIABILITIES................................................       18,044             22,124
                                                                              ----------         ----------
Total Liabilities..........................................................    2,016,016          2,064,764
                                                                              ----------         ----------

PARTNERS' CAPITAL:
Partners' capital..........................................................      652,503            652,503
Accumulated deficit........................................................     (220,524)          (260,387)
Less cost of stock of THCR.................................................      (19,535)           (19,535)
                                                                              ----------         ----------
Total Partners' Capital ...................................................      412,444            372,581
                                                                              ----------         ----------
Total Liabilities and Partners' Capital....................................   $2,428,460         $2,437,345
                                                                              ==========         ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                        (unaudited)
                                  (dollars in thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                   -----------------------
                                                                     1998            1999
                                                                   --------       --------
REVENUES:
  Gaming.....................................................      $292,333       $291,783
  Rooms......................................................        20,476         19,572
  Food and Beverage..........................................        33,670         32,241
  Other......................................................         9,675          9,248
                                                                   --------       --------
  Gross Revenues.............................................       356,154        352,844
  Less -- Promotional allowances.............................        39,560         37,129
                                                                   --------       --------
  Net Revenues...............................................       316,594        315,715
                                                                   --------       --------

COSTS AND EXPENSES:
  Gaming.....................................................       186,131        185,925
  Rooms......................................................         7,108          7,803
  Food and Beverage..........................................        10,764         11,211
  General and Administrative.................................        65,954         67,493
  Depreciation and Amortization..............................        20,922         21,581
                                                                   --------       --------
                                                                    290,879        294,013
                                                                   --------       --------
  Income from operations.....................................        25,715         21,702
                                                                   --------       --------

NON-OPERATING INCOME AND (EXPENSES):
  Interest income............................................         3,108          1,642
  Interest expense...........................................       (55,621)       (55,531)
  Other non-operating expense................................          (297)        (1,290)
                                                                   --------       --------
                                                                    (52,810)       (55,179)
                                                                   --------       --------

Loss before equity in loss of Buffington
  Harbor, L.L.C., and cumulative effect of
  change in accounting principle............................        (27,095)       (33,477)
Equity in loss of Buffington Harbor, L.L.C....................         (741)          (766)
                                                                   --------       --------
Loss before cumulative effect of change in
  accounting principle.......................................       (27,836)       (34,243)
Cumulative effect of change in accounting
  principle..................................................            --         (5,620)
                                                                   --------       --------

NET LOSS......................................................     $(27,836)      $(39,863)
                                                                   ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                       CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                             FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                            (unaudited)
                                      (dollars in thousands)


                                          Partners'     Accumulated         THCR
                                          Capital         Deficit       Common Stock       Total
                                          ---------     -----------     ------------     --------
Balance, December 31, 1998............    $652,503       $(220,524)       $(19,535)      $412,444

Net Loss..............................                     (39,863)                       (39,863)
                                          ---------      ---------        --------       --------
Balance, March 31, 1999...............    $652,503       $(260,387)       $(19,535)      $372,581
                                          =========      =========        ========       ========


The accompanying notes are an integral part of this condensed consolidated financial statement.

                                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                                 THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                                   (unaudited)
                                             (dollars in thousands)

                                                                                         1998            1999
                                                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss.........................................................................    $(27,836)       $(39,863)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Cumulative effect of change in accounting principle............................          --           5,620
    Issuance of debt in exchange for accrued interest..............................       2,719           3,155
    Equity in loss of Buffington Harbor, L.L.C.....................................         741             766
    Depreciation and amortization..................................................      20,922          21,581
    Interest income - Castle PIK Notes.............................................      (2,516)         (2,877)
    Accretion of discounts on mortgage notes.......................................       1,085           1,211
    Amortization of deferred loan costs............................................       2,120           1,851
    Provision for losses on receivables............................................       2,568           2,569
    Valuation allowance of CRDA investments and amortization of Indiana
      gaming costs.................................................................       2,058           2,088
    Gain on disposition of property................................................          --            (335)
    (Increase) decrease in receivables.............................................      (5,419)          5,648
    Decrease in inventories........................................................         810             228
    Decrease in other current assets...............................................         378           2,218
    Decrease (increase) in due from affiliates.....................................      12,886            (697)
    Increase in other assets.......................................................      (1,434)         (1,906)
    Increase (decrease) in accounts payable and accrued expenses...................       7,311          (4,620)
    Increase in accrued interest payable ..........................................      49,513          50,946
    Decrease in other long-term liabilities........................................        (708)             --
                                                                                       --------        --------
      Net cash flows provided by operating activities .............................      65,198          47,583
                                                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net........................................      (4,756)         (6,915)
    Proceeds from disposition of property..........................................          --           1,045
    Investment in Buffington Harbor, L.L.C.........................................        (215)            (11)
    CRDA Investments...............................................................      (3,378)         (3,427)
    Restricted cash ...............................................................         969           2,523
                                                                                       --------        --------
      Net cash flows used in investing activities..................................      (7,380)         (6,785)
                                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock.....................................................      (2,259)             --
    Issuance of long-term debt.....................................................         900              --
    Payment of long-term debt......................................................      (4,268)         (3,353)
    Cost of issuing debt...........................................................        (569)             --
                                                                                       --------        --------
      Net cash flows used in financing activities..................................      (6,196)         (3,353)
                                                                                       --------        --------

      Net increase in cash and cash equivalents....................................      51,622          37,445

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................     140,324         114,753
                                                                                       --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................    $191,946        $152,198
                                                                                       ========        ========
CASH INTEREST PAID.................................................................    $  1,975        $  1,172
                                                                                       ========        ========
Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations.................    $    881        $    992
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


(1) ORGANIZATION AND OPERATIONS

The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and Subsidiaries (as defined). THCR Holdings is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock (the "THCR Common Stock") (subject to certain adjustments), representing approximately 38.5% of the outstanding shares of THCR Common Stock. Accordingly, the accompanying condensed consolidated financial statements include those of
(i) THCR and its 63.4% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly owned subsidiaries.

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

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1998 filed with the SEC.

         The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for a full year.

         THCR and THCR Holdings commenced operations on June 12, 1995. THCR, THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding") have no operations and their ability to service their debt is dependent on the successful operations of Trump Atlantic City Associates ("Trump AC"), which is comprised of Trump Taj Mahal Associates ("Taj Associates") and Trump Plaza Associates ("Plaza Associates"); Trump Indiana, Inc. ("Trump Indiana") and Trump's Castle Associates, L.P. ("Castle Associates") d/b/a Trump Marina Hotel Casino ("Trump Marina"). THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging or established gaming jurisdictions.

     Basic and Diluted Loss Per Share

         Basic loss per share is based on the weighted average number of shares of THCR Common Stock outstanding. Diluted earnings per share are the same as basic earnings per share as common stock equivalents have not been included as they would be anti-dilutive. The shares of THCR's Class B Common Stock owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding.

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

                      TRUMP HOTELS & CASINO RESORTS, INC.,

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(2) FINANCIAL INFORMATION

         Financial information relating to THCR Funding is as follows:

                                                                            December 31,       March  31,
                                                                                1998              1999
                                                                            ------------      ------------
                                                                                               (unaudited)
    Total Assets (including THCR Holdings 15 1/2% Senior Secured
      Notes due 2005 ("the Senior Notes") receivable of
      $145,000,000 at December 31, 1998 and
      March 31, 1999) ................................................      $145,936,000      $151,555,000
                                                                            ============      ============
    Total Liabilities and Capital (including $145,000,000 of
      Senior Notes) ..................................................      $145,936,000      $151,555,000
                                                                            ============      ============


                                                                             Three Months Ended March 31,
                                                                                1998              1999
                                                                            ------------      ------------

    Interest Income from THCR Holdings ...............................      $  5,619,000      $  5,619,000

    Interest Expense .................................................      $  5,619.000      $  5,619,000
                                                                            ------------      ------------
    Net Income   .....................................................      $         --      $         --
                                                                            ============      ============

(3) OTHER ASSETS

         Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets is $6,514,000 which Plaza Associates estimates will be recoverable on the settlement of the appeal.

(4) CHANGE IN ACCOUNTING POLICY

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

         THCR has adopted the new standard in the first quarter of 1999. Had THCR adopted the new standard as of March 31, 1998, the net loss of $17,670,000 for the three months ended March 31, 1998 would have increased by $355,000 for the effect of the write-off of first quarter capitalized costs. The corresponding earnings per share effect would increase the net loss per share as reported of $.79 by $.02 for the write-off of first quarter capitalized costs to an adjusted loss per share of $.81 for the three months ended March 31, 1998.

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


ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITy

     Cash flows from operating activities are THCR's principal source of liquidity and were $65,198,000 for the three months ended March 31, 1998 compared to $47,583,000 for the three months ended March 31, 1999.

     Capital expenditures for THCR were $4,756,000 and $6,915,000 for the three months ended March 31, 1998 and 1999, respectively.

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

YEAR 2000

     THCR has assessed the year 2000 issue and has begun implementing a plan to ensure its systems are year 2000 compliant. Analysis has been made of THCR's various customer support and internal administration systems with appropriate modifications having been made or underway. Testing the modifications is expected to be completed during 1999. THCR is approximately 85% complete in its modifications.

     THCR believes that the issues of concern are predominantly software related versus hardware related. Further, THCR relies upon third party suppliers for support of property, plant and equipment, such as communications equipment, elevators and fire safety systems. Contact has been made with all significant system suppliers and THCR is at various stages of assessment, negotiation and implementation. When necessary, contracts have been issued to update these systems so as to ensure year 2000 compliance. The cost of addressing the year 2000 issue is not expected to be material as modifications are being made with existing systems personnel and no significant expectations for new hardware or software are expected. Any additional costs will be funded out of operations.

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

     This Year 2000 disclosure constitutes Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

RESULTS OF OPERATIONS: OPERATING REVENUES AND EXPENSES

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Castle Associates and Trump Indiana.

     Comparison of Three-Month Periods Ended March 31, 1998 and 1999. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Castle Associates.

                                                             Three Months Ended March 31, 1998
                                           --------------------------------------------------------------------
                                             Plaza          Taj          Trump        Castle          THCR
                                           Associates    Associates     Indiana     Associates    Consolidated*
                                           ----------    ----------     -------     ----------    -------------
                                                                   (dollars in millions)
REVENUES:
  Gaming ........................            $ 87.3        $114.5         27.8          62.7          292.3
  Other ..........................             23.0          27.2          0.7          12.9           63.8
                                             ------        ------         ----          ----          -----
  GROSS REVENUES .................            110.3         141.7         28.5          75.6          356.1
Less: Promotional Allowances .....             14.3          16.1          0.2           8.9           39.5
                                             ------        ------         ----          ----          -----
  NET REVENUES ...................             96.0         125.6         28.3          66.7          316.6
                                             ------        ------         ----          ----          -----
COSTS AND EXPENSES:
  Gaming .........................             54.0          72.6         19.5          40.0          186.1
  General & Administrative .......             20.0          21.3          6.9          15.0           66.0
  Depreciation & Amortization ....              6.0           9.3          1.4           4.0           20.9
  Other ..........................              6.6           8.0          0.8           2.5           17.9
                                             ------        ------         ----          ----          -----
    TOTAL COSTS AND EXPENSES .....             86.6         111.2         28.6          61.5          290.9
                                             ------        ------         ----          ----          -----
INCOME (LOSS) FROM OPERATIONS ....              9.4          14.4         (0.3)          5.2           25.7
                                             ------        ------         ----          ----          -----
Non-operating Income (Expense) ...              0.4           0.2          0.0           0.2            2.8
Interest Expense .................            (12.0)        (23.6)        (2.5)        (12.6)         (55.6)
                                             ------        ------         ----          ----          -----
  TOTAL NON-OPERATING EXPENSE, NET            (11.6)        (23.4)        (2.5)        (12.4)         (52.8)
                                             ------        ------         ----          ----          -----
Loss in Joint Venture ............               --            --         (0.7)           --           (0.7)
                                             ------        ------         ----          ----          -----
Net Loss
  Before Minority Interest .......           $ (2.2)       $( 9.0)       $(3.5)       $ (7.2)         (27.8)
                                             ======        ======        =====        ======
Minority Interest.................                                                                     10.1
                                                                                                      -----
NET LOSS .........................                                                                   $(17.7)
                                                                                                     ======

----------
* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.


                                                            Three Months Ended March 31, 1999
                                           --------------------------------------------------------------------
                                             Plaza          Taj          Trump        Castle          THCR
                                           Associates    Associates     Indiana     Associates    Consolidated*
                                           ----------    ----------     -------     ----------    -------------
                                                                   (dollars in millions)
REVENUES:
 Gaming...........................           $82.3         $112.8        $35.7         $60.9         $291.8
 Other............................            22.5           24.8          1.7          12.2           61.0
                                             -----         ------        -----         ------         -----
  GROSS REVENUES..................           104.8          137.6         37.4          73.1          352.8
Less: Promotional Allowances......            14.0           14.1          0.5           8.6           37.1
                                             -----         ------        -----         -----          -----
  NET REVENUES....................            90.8          123.5         36.9          64.5          315.7
                                             -----         ------        -----         -----          -----
COSTS AND EXPENSES:
 Gaming...........................            50.2           72.2         24.7          38.8          185.9
 General & Administrative.........            19.6           21.8          7.7          14.7           67.5
 Depreciation & Amortization......             6.0            9.4          1.7           4.3           21.6
 Other............................             7.2            7.7          1.6           2.4           19.0
                                             -----         ------        -----         -----          -----
  TOTAL COSTS AND EXPENSES........            83.0          111.1         35.7          60.2          294.0
                                             -----         ------        -----         -----          -----
INCOME FROM OPERATIONS............             7.8           12.4          1.2           4.3           21.7
                                             -----          -----        -----         -----          -----
Non-operating Income .............             0.1            0.5         (1.5)          0.2             .3
Interest Expense..................           (11.8)         (23.4)        (1.8)        (13.4)         (55.5)
                                             -----         ------        -----         -----          -----
  TOTAL NON-OPERATING EXPENSE, NET           (11.7)         (22.9)        (3.3)        (13.2)         (55.2)
                                             -----         ------        -----         -----          -----
Loss in Joint Venture.............              --             --         (0.8)           --           (0.7)
                                             -----         ------        ------        -----          -----
NET LOSS BEFORE MINORITY INTEREST &
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE............           $(3.9)        $(10.5)       $(2.9)        $(8.9)        $(34.2)
                                             =====         ======        =====         =====
Minority Interest.................                                                                     12.5
Cumulative Effect of Change in
  Accounting Principle............                                                                     (3.6)
                                                                                                      -----
NET LOSS..........................                                                                   $(25.3)
                                                                                                     ======

----------
* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                            Three Months Ended March 31, 1998
                                           --------------------------------------------------------------------
                                             Plaza          Taj          Trump        Castle          THCR
                                           Associates    Associates     Indiana     Associates    Consolidated
                                           ----------    ----------     -------     ----------    -------------
                                                                   (dollars in millions)

Table Game Revenues ....................    $ 24.9         $ 41.6        $ 8.4        $ 17.7        $   92.6
Table Game Drop.........................    $151.6         $274.7        $51.1        $111.8        $  589.2
Table Win Percentage....................      16.4%          15.1%        16.5%         15.8%           15.7%
Number of Table Games...................       117            156           59            94             426
Slot Revenues...........................    $ 62.4         $ 68.4        $19.4        $ 44.7        $  194.9
Slot Handle.............................    $776.3         $832.0       $304.8        $551.8        $2,464.9
Slot Win Percentage.....................       8.0%           8.2%         6.4%          8.1%            7.9%
Number of Slot Machines.................     4,076          4,145        1,367         2,155          11,743
Other Gaming Revenues...................       N/A         $  4.5          N/A         $ 0.3        $    4.8
Total Gaming Revenues...................    $ 87.3         $114.5        $27.8         $62.7        $  292.3



                                                            Three Months Ended March 31, 1999
                                           --------------------------------------------------------------------
                                             Plaza          Taj          Trump        Castle          THCR
                                           Associates    Associates     Indiana     Associates    Consolidated
                                           ----------    ----------     -------     ----------    -------------
                                                                   (dollars in millions)
TABLE GAME REVENUES.....................    $   21.7    $    38.7      $    8.5       $   15.4       $     84.3
   Incr (Decr) over prior period........    $   (3.2)   $    (2.9)     $    0.1       $   (2.3)      $     (8.3)
Table Game Drop.........................    $  140.1    $   234.5      $   51.4       $  101.3       $    527.3
   Incr (Decr) over prior period........    $  (11.5)   $   (40.2)     $    0.3       $  (10.5)      $    (61.9)
Table Win Percentage....................        15.5%        16.5%         16.5%          15.2%            16.0%
   Incr (Decr) over prior period........    (0.9)pts.     1.4 pts.      0.0 pts.      (0.6)pts.          0.3pts.
Number of Table Games...................         103          147            52             91              393
   Incr (Decr) over prior period........         (14)          (9)           (7)            (3)             (33)
Slot Revenues...........................    $   60.6    $    69.1      $   27.2       $   45.3       $    202.3
   Incr (Decr) over prior period........    $   (1.8)   $     0.7      $    7.8       $    0.6       $      7.4
Slot Handle.............................    $  770.6    $   885.1      $  441.5       $  552.6       $  2,649.8
   Incr (Decr) over prior period........    $   (5.7)   $    53.1      $  136.7       $     .8       $    184.9
Slot Win Percentage.....................         7.9%         7.8%          6.2%           8.2%             7.6%
   Incr (Decr) over prior period........   (0.1)pts.    (0.4)pts.     (0.2)pts.        0.1pts.        (0.3)pts.
Number of Slot Machines.................       4,204        4,175         1,310          2,178           11,867
   Incr (Decr) over prior period........         128           30           (57)            23              124
Other Gaming Revenues...................         N/A    $     5.0           N/A       $    0.2       $      5.2
   Incr (Decr) over prior period........         N/A    $     0.5           N/A       $   (0.1)      $      0.4
Total Gaming Revenues...................    $   82.3    $   112.8      $   35.7       $   60.9       $    291.8
   Incr (Decr) over prior period........    $   (5.0)   $    (1.7)     $    7.9       $   (1.8)      $     (0.5)

     Gaming revenues are the primary source of THCR's revenues. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.4% and 15.9% for the quarters ended March 31, 1998 and March 31, 1999, respectively. The increase in slot revenues is primarily attributed to higher slot handles at Trump Indiana in 1999.

   Gaming costs and expenses were $185.9 million for the three months ended March 31, 1999, a decrease of $.2 million or .1% from $186.1 million for the comparable period in 1998. Trump Indiana incurred an increase of $5.3 million or 28.4% to $24.7 million for the three months ended March 31, 1999 as a result of increases in wagering fees proportionate to the increase in slot revenue as well as costs related to player promotions and special events caused by the expansion of gaming in Indiana. The increase at Trump Indiana was offset by decreases in marketing and promotion costs at the three Atlantic City properties due to the elimination of less profitable programs. Trump Plaza Hotel and Casino's ("Trump Plaza") gaming costs for the three months ended March 31, 1999, decreased $3.8 million from the comparable period in 1998, while Trump Marina's and the Trump Taj Mahal Casino Resort's (the "Taj Mahal") gaming costs decreased $1.2 million and $.5 million, respectively.

   General and administrative expenses were $67.5 million for the three months ended March 31, 1999, an increase of $1.5 million or 2.3% from general and administrative expenses of $66.0 million for the comparable period in 1998. Non-operating expense includes the $1.3 million jury settlement awarded on March 3, 1999, to residents of Indiana who had asserted claims to ownership of 7.5% of the value of Trump Indiana.

   During the first quarter of 1999, THCR wrote off $5.6 million of new development costs which had been classified as prepaid expense at December 31, 1998. The cumulative effect (after minority interest) of this accounting change is $3.6. Additionally, all development costs incurred during the first quarter of 1999 were expensed. Therefore, general and administrative expense during the quarter ending March 31, 1999, included an additional $498,000 of costs associated with new development.

SEASONALITY

The casino industry in Atlantic City and Indiana is seasonal in nature; accordingly, the results of operations for the period ending March 31, 1999 are not necessarily indicative of the operating results for a full year.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward- looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrant or any other person that the forward-looking statements contained in the Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Management has reviewed the disclosure requirements for Item 3 and, based upon THCR, THCR Funding and THCR Holdings' current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, THCR, THCR Funding and THCR Holdings will periodically review their compliance with this disclosure requirement to the extent applicable.


                          PART II -- OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

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

   Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the Casino Reinvestment Development Authority (the "CRDA"), the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal and THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997, the State Court granted judgment in favor of the State and CRDA. On March 20, 1998, the Appellate Division affirmed. THCR has appealed in the State Supreme Court, which heard argument on January 21, 1999.

   On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and a tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive ground. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but entered summary judgment dismissing this action on substantive grounds. This decision has been appealed and is pending in the Appellate Division.

   Various other legal proceedings are now pending against THCR. Except as set forth herein and in THCR's Annual Report on Form 10-K for the year ended December 31, 1998, THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

   From time to time, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act (the "Casino Control Act") and the Riverboat Gambling Act, as the case may be. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana to otherwise retain or renew any casino or other licenses required under the Casino Control Act or the Indiana Riverboat Act, as the case may be, for the operation of Trump Plaza, the Taj Mahal, Trump Marina and the Trump Indiana Riverboat, respectively.

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5--OTHER INFORMATION

     None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

      Exhibit No.          Description of Exhibit
      -----------          ----------------------

      27.1(1)   Financial Data Schedule of Trump Hotels & Casino Resorts, Inc.

      27.2(2) Financial Data Schedule of Trump Hotels & Casino Resorts Holdings, L.P.

      27.3(2)   Financial Data Schedule of Trump Hotels & Casino Funding, Inc.

      (1) Filed only with the Quarterly Report on Form 10-Q of THCR for the quarter ended March 31, 1999.

      (2) Filed only with the Quarterly Report on Form 10-Q of THCR Holdings and THCR Funding for the quarter ended March 31, 1999.

     b. Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning January 1, 1999 ending March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRUMP HOTELS & CASINO RESORTS, INC.
                                              (Registrant)



Date: May 14, 1999               By: /s/ FRANCIS X. MCCARTHY, JR.
                                         --------------------------------
                                         Francis X. McCarthy, Jr.
                                         Executive Vice President of Finance and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                              (Registrant)



Date: May 14, 1999               By: TRUMP HOTELS & CASINO RESORTS, INC.,
                                     its general partner

                                 By: /s/ FRANCIS X. MCCARTHY, JR.
                                         --------------------------------
                                         Francis X. McCarthy, Jr.
                                         Executive Vice President of Finance and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                           (Registrant)

Date: May 14, 1999

                                 By: /s/ FRANCIS X. MCCARTHY, JR.
                                         ---------------------------------------
                                         Francis X. McCarthy, Jr.
                                         Executive Vice President of Finance and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)