Form 10-K405
period 1999-12-31
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 2000-03-30
CIK 943322, 943323

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the fiscal year ended December 31, 1999

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from ______ to _____
                         Commission file number 1-13794
                       TRUMP HOTELS & CASINO RESORTS, INC.
             (Exact name of registrant as specified in its Charter)

                    Delaware                              13-3818402
        (State or other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)                  Identification No.)

                1000 Boardwalk
           Atlantic City, New Jersey                         08401
    (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code: (609) 441-6060
                          Commission file No.: 33-90786
      -------------------------------------------------------------------

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             (Exact name of registrant as specified in its Charter)

              Delaware                                        13-3818407
   (State or other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)

              1000 Boardwalk
         Atlantic City, New Jersey                              08401
   (Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code: (609) 441-6060
                          Commission file No.: 33-90786
      -------------------------------------------------------------------

                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
             (Exact name of registrant as specified in its Charter)

                 Delaware                                      13-3818405
      (State or other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

              1000 Boardwalk
         Atlantic City, New Jersey                               08401
  (Address of principal executive office)                      (Zip Code)

       Registrant's telephone number, including area code: (609) 441-6060

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
      Title of each class                          on which registered
      -------------------                          -------------------

 Common Stock of Trump Hotels & Casino            New York Stock Exchange
Resorts, Inc., par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None

================================================================================

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


         The aggregate market value of the voting stock of Trump Hotels & Casino Resorts, Inc. held by non-affiliates as of March 21, 2000 was approximately:
$68,955,466.81.

         As of March 21, 2000, there were 22,079,256 shares of Trump Hotels & Casino Resorts, Inc. Common Stock outstanding.

               Documents Incorporated by Reference--Not applicable



                                                     FORM 10-K
                                                 TABLE OF CONTENTS

PART I.........................................................................................................1


     ITEM 1. BUSINESS..........................................................................................1

           Recent Events.......................................................................................1
           General.............................................................................................1
           Trump Plaza.........................................................................................2
           Taj Mahal...........................................................................................5
           Trump Marina........................................................................................8
           Indiana Riverboat..................................................................................12
           Trademark/Licensing................................................................................13
           Certain Indebtedness of THCR.......................................................................14
           Atlantic City Market...............................................................................16
           Competition........................................................................................18
           Gaming and Other Laws and Regulations..............................................................21

     ITEM 2. PROPERTIES.......................................................................................32

           THCR...............................................................................................32
           Trump Plaza........................................................................................32
           Taj Mahal..........................................................................................34
           Trump Marina.......................................................................................36
           Indiana Riverboat..................................................................................36

     ITEM 3. LEGAL PROCEEDINGS................................................................................36


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................39


PART II.......................................................................................................39


     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................39


     ITEM 6. SELECTED FINANCIAL DATA..........................................................................42


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............47


     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................51


     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................51


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............51


PART III......................................................................................................52


     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................52

           Directors, Executive Officers, Promoters and Control Persons.......................................52
           Compliance with Section 16(a) of the Securities Exchange Act of 1934...............................58

     ITEM 11. EXECUTIVE COMPENSATION..........................................................................58


           Employment Agreements..............................................................................60
           Compensation of Directors..........................................................................61
           Committees of the Board of Directors...............................................................61
           Compensation Committee Interlocks and Insider Participation........................................62

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................64

           Security Ownership.................................................................................64
           Changes in Control.................................................................................65

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................65


PART IV.......................................................................................................67


     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................67


     IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS.................................................72


     SIGNATURES - TRUMP HOTELS & CASINO RESORTS, INC..........................................................73


     SIGNATURES - TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.................................................75


     SIGNATURES - TRUMP HOTELS & CASINO RESORTS FUNDING, INC..................................................76


     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.........................................F-1

                                     PART I

ITEM 1. BUSINESS.

Recent Events

     On January 4, 2000, Trump Hotels & Casino Resorts Development Company, LLC, a wholly -owned subsidiary of Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), entered into a Letter of Intent with the Twenty-Nine Palms Band of Mission Indians ("Twenty-Nine Palms") for the development and management of a Native American casino on Twenty-Nine Palms tribal land in Southern California. The plans contemplate an approximately $60 million expansion of the Twenty-Nine Palms' existing Spotlight 29 Casino to include expanded gaming, hotel, restaurants and other amenities. The Twenty-Nine Palms tribal land and existing facility are located directly off I-10 in the Coachella Valley, twenty minutes from Palm Springs. Consummation of the transaction is subject to various conditions, including the negotiation of a definitive development agreement and management agreement and certain approvals and licenses from, among others, the National Indian Gaming Commission.

General

     THCR Holdings, Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding") and Trump Hotels & Casino Resorts, Inc. ("THCR") were organized under the laws of the State of Delaware in March 1995. The partnership agreement governing THCR Holdings provides that all business activities of THCR must be conducted through THCR Holdings or subsidiary partnerships or corporations. As the sole general partner of THCR Holdings, THCR generally has exclusive rights, responsibilities and discretion in the management and control of THCR Holdings. THCR, through THCR Holdings and its wholly owned subsidiaries, owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza"), and the Trump Taj Mahal Casino Resort (the "Taj Mahal"), each located on The Boardwalk in Atlantic City, New Jersey, the Trump Marina Hotel Casino ("Trump Marina"), located in the marina district of Atlantic City, New Jersey (the "Marina District"), as well as a riverboat casino located at Buffington Harbor on Lake Michigan in Indiana (the "Indiana Riverboat"), making THCR one of the largest casino entertainment companies in the United States. In addition, THCR continues to be the exclusive vehicle through which Donald J. Trump ("Trump") engages in gaming activities in both emerging and established gaming jurisdictions.

     The following table profiles THCR's current casino and hotel capacity:

                                            Trump     Taj    Trump    Indiana
                                            Plaza    Mahal   Marina  Riverboat  Total
                                            -----    -----   ------  ---------  -----
Gaming square footage.....................  85,912  152,350  75,900     37,000  351,162
Slot machines.............................   2,786    4,452   2,159      1,250   10,647
Table games (including poker).............      94      210      86         50      440
Hotel rooms...............................     904    1,250     728        300    3,182

     Trump Casino Services, L.L.C. ("TCS"), a New Jersey limited liability company, was formed on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, each of Trump Plaza Associates ("Plaza Associates") and Trump Taj Mahal Associates ("Taj Associates"), the owner and operator of Trump Plaza and the Taj Mahal, respectively. Trump Atlantic City Associates ("Trump AC") and Trump Atlantic City Corporation ("TACC"), a wholly owned subsidiary of Trump AC, own a 99% and 1% interest, respectively, in TCS. In June 1996, the New Jersey Casino

Control Commission (the "CCC") granted TCS an initial casino license through July 1997 which has been renewed through July 2003. On July 8, 1996, TCS, Plaza Associates and Taj Associates entered into an agreement (the "TCS Services Agreement") pursuant to which TCS provides to each of Taj Associates and Plaza Associates certain management, financial and other functions and services necessary and incidental to the respective operation of each of their casino hotels. On October 23, 1996, TCS, Plaza Associates, Taj Associates and Trump's Castle Associates, L.P. ("Castle Associates") entered into an Amended and Restated Services Agreement pursuant to which TCS also provides those same functions and services to Castle Associates in connection with the operation of Trump Marina. In 1998, TCS, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana, Inc. ("Trump Indiana") entered into a second Amended and Restated Services Agreement pursuant to which TCS also provides these same functions and services to Trump Indiana in connection with the operation of the Indiana Riverboat. Management believes that TCS' services result in cost savings and operational synergies.

     THCR operates in only one industry segment. See "Financial Statements and Supplementary Data."

Trump Plaza

     Management believes that Trump Plaza's Five Star Diamond Award from the American Academy of Hospitality Sciences reflects the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. These amenities and services include a broad selection of dining choices, headline entertainment, deluxe accommodations, tennis courts, swimming and health spa facilities and a state of the art beauty salon.

     Management believes that as a result of Trump Plaza's strategic location and high quality amenities, Trump Plaza is one of the premier host properties in Atlantic City. Management believes that the construction of the new convention center and the tourist corridor linking the new convention center with The Boardwalk enhances the desirability of Atlantic City generally and, as a result of Trump Plaza's central location, benefits Trump Plaza in particular. Trump Plaza's location on The Boardwalk at the end of the main highway into Atlantic City makes it highly accessible for both "drive-in" and "walk-in" patrons.

     The following table details Trump Plaza's current casino and hotel capacity:


                                                             Trump
                                                          Plaza Main               Trump
                                                           Facility              Plaza East             Total
                                                           --------              ----------             -----
Gaming square footage..............................           71,979                13,933             85,912
Slot machines......................................            2,183                   603              2,786
Table games........................................               94                     0                 94
Hotel rooms........................................              555                   349                904

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

     Trump World's Fair. During the fourth quarter of 1999, Trump World's Fair ("Trump World's Fair") was closed and is in the process of being demolished to make way for a new development site. Trump World's Fair was situated in a twenty year old structure with a casino on three levels and lacked a parking garage and was inefficient to operate. Management believes that Trump Plaza will capture a significant portion of the customers displaced by the closure of Trump World's Fair and will be able to service those customers with available capacity, while at the same time creating what management believes is perhaps the finest development site in Atlantic City for either sale or future development by THCR.

     Trump Plaza Business Strategy

     General. A primary element of Trump Plaza's business strategy is to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Such high-end players typically wager $5 or more per play in slots and $25 or more per play in table games.

     Trump Plaza also caters to the mid to high level segment. Trump Plaza's concentration of special events, entertainment, suites and variety of gourmet restaurants define its presence and highly perceived image. Trump Plaza's suite product, high end slot clubs and fine dining restaurants indicate Plaza Associates' commitment to this segment of the market. While Trump Plaza strives to accommodate the more lucrative drive-in patron, it also offers a fun, relaxing experience which is extremely appealing to the bus rider. A combination of lower slot denominations, including one of Atlantic City's largest nickel lounges, lower table limits, sweepstakes, bus bingo programs and tournaments, make this possible.

     "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Plaza Associates offers complimentary drinks, meals, room accommodations and/or travel arrangements to its patrons ("complimentaries" or "comps"). Management monitors Trump Plaza's policy so as to provide complimentaries primarily to patrons with a demonstrated propensity to wager at Trump Plaza. A patron's propensity to wager is determined by a review of the patron's prior gaming history at Trump Plaza as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any complimentaries, is potentially profitable to Plaza Associates.

     Entertainment. Trump Plaza offers headline entertainment as part of its strategy to attract high-end and other patrons. Trump Plaza offers a variety of headline entertainment throughout the year.

     Player Development/Casino Hosts. Plaza Associates currently employs gaming representatives in New Jersey, Pennsylvania and other states to promote Trump Plaza to prospective gaming patrons. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-end table game patrons from the United States, Canada and South America. Trump Plaza's casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit frequent player slot card (the "Trump Card") sign-ups in order to increase Plaza Associates' marketing base.

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

     Bus Program. Trump Plaza has a bus program, which transports approximately 1,800 gaming patrons per day during the week and 3,600 per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Trump Plaza's Transportation Facility (as defined) contains 13 bus bays and is connected by an enclosed pedestrian walkway to Trump Plaza. The Transportation Facility provides patrons with immediate access to the casino, and contains a comfortable lounge area for patrons waiting for return buses.

     Credit Policy. Historically, Trump Plaza has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1997, 1998 and 1999 credit play as a percentage of total dollars wagered was approximately 18.9%, 22.4% and 22.8%, respectively. Trump Plaza bases credit limits on all individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check using a credit agency specializing in casino credit on each domestic patron and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Trump Plaza deems a re-determination of creditworthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Plaza's discretion.

     Facilities and Amenities

     Trump Plaza. The casino in Trump Plaza's main tower currently offers 94 table games and 2,183 slot machines. In addition to the casino, Trump Plaza's main tower consists of a 31-story tower with 555 guest rooms, including 62 suites. Trump Plaza's main tower also offers 10 restaurants, a 750-seat cabaret theater, four cocktail lounges, 28,000 square feet of convention, ballroom and meeting room space, a swimming pool, tennis courts and a health spa.

     The entry level of Trump Plaza's main tower includes a cocktail lounge, three gift shops, a deli, a coffee shop, a pastry shop and a buffet. The casino level houses the casino, an exclusive slot lounge for high-end patrons and an ocean view high-end slot area and a private gaming area themed with various elements of Asian decor. An enclosed walkway connects Trump Plaza at the casino level with the original Atlantic City Convention Center.

     Trump Plaza East offers 349 hotel rooms and a casino with windows overlooking the Atlantic Ocean and The Boardwalk.

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

     Trump Plaza opened a new table gaming area named "Shangri-La" to cater specifically to the Asian gaming customer. Shangri-La features 15 Asian style games (Pai-gow Poker, etc.) in a private gaming area themed with various elements of Asian decor. Adjacent to the Shangri-La gaming area is the Shangri- La Cafe, an existing eatery that was also themed with Asian decor and offers additional amenities targeted to attract Asian customers to include a kareoke stage area, sushi bar and more. The cost to renovate both of these areas was approximately $700,000.

     In January 2000, Trump Plaza completed an approximately $425,000 renovation and expansion of its salon. The new 2,720 square foot salon offers state of the art equipment and a full range of services geared towards Trump Plaza's high end clientele.

     Time Warner Entertainment Company, L.P. ("Time Warner") operates a Warner Brothers Studio Store occupying the entire first floor of retail space on The Boardwalk at Trump Plaza East (approximately 17,000 square feet).

     The original Atlantic City Convention Center, which is immediately adjacent to Trump Plaza, is undergoing a $72 million renovation funded by the CRDA.
These improvements are expected to be complete by the summer of 2001 and will convert the East Hall into a modern special events venue, that management believes will benefit Trump Plaza.

     Employees and Labor Relations

     Plaza Associates has approximately 3,100 full-time equivalent employees of whom approximately 1,100 employees are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 2004. Management believes that its relationships with its employees are satisfactory. Certain of Plaza Associates' employees must be licensed or registered under the New Jersey Casino Control Act (the "Casino Control Act").

     Historical Background

     The 1997 Events. In December 1997, Trump AC and Trump Atlantic City Funding II, Inc., a Delaware corporation ("Funding II"), issued the TAC II Notes (as defined) and Trump AC and Trump Atlantic City Funding III, Inc., a Delaware corporation ("Funding III"), issued the TAC III Notes (as defined).

Taj Mahal

     The Taj Mahal continues to rank first among all Atlantic City casinos in terms of total gaming revenues for the year ended December 31, 1999 as well as in each previous year since opening in 1990. The Taj Mahal capitalizes on the widespread recognition and marquee status of the "Trump" name and its association with high quality amenities and first-class service as evidenced by its Five Star Diamond Award from the American Academy of Hospitality Sciences. Management believes that the breadth and diversity of the Taj Mahal's casino, entertainment and convention facilities and its status as a "must see" attraction will enable the Taj Mahal to benefit from growth of the Atlantic City market.

     In past years, Taj Associates has completed construction of the Taj Entertainment Complex (as defined), reconfigured and expanded the casino floor to provide race simulcasting, poker wagering and keno, opened an Asian themed table game area, opened the Bengal Club for mid-level slot players and increased the number of poker tables and slot machines. The Taj Mahal's poker room is the largest in Atlantic City, which management believes adds to its customers' overall gaming experience. Taj Associates continually monitors operations to adapt to and anticipate industry trends. From 1994 to mid-1997, the Taj Mahal refurbished substantially all of its hotel guest rooms and corridors and replaced all of its existing slot machines with new, more efficient machines with bill acceptors. Moreover, to further attract high-end players, the Taj Mahal opened the Dragon Room, an Asian themed table gaming area with 16 table games, and the Sultan's Palace, a separate 5,900 square-foot high-end slot lounge. In connection with the Sultan's Palace, the Taj Mahal opened the relocated and expanded President's Club for high-end slot players.

     Also, in recent years, the Taj Mahal constructed a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximately 7,000 square foot casino expansion accommodating approximately 260 slot machines with frontage on The Boardwalk, which was completed in July 1997. In addition, to increase entertainment opportunities for customers, the Hard Rock Cafe, the All Star Cafe and the Stage Deli of New York were opened at the Taj Mahal. A Warner Brothers Studio Store opened at the Taj Mahal in May 1997. In 1999, Taj Associates again expanded its casino floor boardwalk frontage by approximately 4,600 square feet, accommodating the addition of approximately 200 slot machines.

     The Taj Mahal recently completed the expansion of the retail shopping area along the length of its parking garage promenade walkway which immediately adjoins the Taj Mahal's main retail shopping area. The first tenant, Starbucks, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet opened at various times during 1999. A Sunglass Hut, operated by Sunglass Hut International, opened in August 1998 in a separate location also adjoining the Taj Mahal's main retail shopping area.

     In November 1998, the Taj Mahal entered into a development agreement with the New Jersey Casino Reinvestment Development Authority (the "CRDA") for the redevelopment of the road corridors and surrounding neighborhoods leading from Route 30, one of its major access routes, and the Taj Mahal. The project, which is expected to cost approximately $20.8 million and will use the Taj Mahal's funds on deposit with the CRDA, is scheduled to be completed in phases through the summer of 2000 and will greatly enhance the Taj Mahal's customer's experience and ease in reaching the Taj Mahal. The project itself will greatly improve the road infrastructure and lighting, provide extensive landscaping, involve the acquisition and demolishing of deteriorated buildings and involve the completion of a new housing development.

     Taj Mahal Operations

     General. The Taj Mahal currently has approximately 152,350 square feet of gaming space, 210 table games and 4,452 slot machines, which includes an approximately 12,000 square-foot poker, keno and race simulcasting room with 67 poker tables. The casino's offerings include blackjack, craps, roulette, baccarat, mini baccarat, sic-bo, pai gow, pai gow poker, Caribbean stud poker, big six, Spanish 21, mini dice and let it ride poker. In addition, the Taj Mahal offers an Asian themed table game area which offers 16 popular Asian table games catering to the Taj Mahal's growing Asian clientele. As a special bonus to high-end players, the Taj Mahal offers three clubs for the exclusive use of select customers: the Maharajah Club for high-end table game players, the President's Club for high-end slot players and the Bengal Club for other preferred slot players.

     In recent years, to increase entertainment opportunities for customers, the Hard Rock Cafe, the All Star Cafe and the Stage Deli of New York were opened at the Taj Mahal. A Warner Brothers Studio Store opened in May 1997.

     The Taj Mahal currently consists of a 42-story hotel tower and contiguous low-rise structure sited on approximately 30 acres of land. The Taj Mahal has 1,250 guest rooms (including 242 suites), 19 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 65,000 square feet of ballroom, meeting room and pre-function area space. In addition, the Taj Mahal features a 20,000 square-foot multi-purpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people which can be used as a theater, concert hall, boxing arena or exhibition hall (the "Taj Entertainment Complex") and the Mark Etess Arena, which comprises an approximately 63,000 square- foot exhibition hall and entertainment facility. The Xanadu Theater and Mark Etess Arena have allowed the Taj Mahal to offer longer running, more established productions that cater to the tastes of the Taj Mahal's high-end international guests, and has afforded the Taj Mahal more flexibility in the use of its facilities for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend marquee events such as high visibility sporting events, international festivals and contemporary concerts to maximize casino traffic and to maintain the highest level of glamour and excitement at the Taj Mahal.

     Gaming Environment. The Taj Mahal's management continues to capitalize on the Taj Mahal's status as one of the largest facilities in Atlantic City and a "must see" attraction, while maintaining the attractiveness of the property and providing a comfortable gaming experience. In the period 1994 through 1997, the Taj Mahal substantially replaced all of its existing slot machines with new, more efficient machines with bill acceptors. In addition, the Taj Mahal features a 12,000 square-foot poker and simulcast area, which features 67 poker tables in the largest poker room in Atlantic City. For the year ended December 31, 1999, the Taj Mahal captured approximately 55.3% of the total Atlantic City poker revenues. In 1997 the Taj Mahal expanded its casino floor by approximately 8,600 square feet. The 1997 expansion accommodated casino space with Boardwalk frontage and a second horserace simulcasting location. In 1999 the Taj Mahal again expanded its casino floor boardwalk frontage by approximately 4,600 square feet, accommodating the addition of approximately 200 additional slot machines.

     The Taj Mahal currently intends to reconfigure its casino floor, subject to approval by the CCC on an ongoing basis, to accommodate changes in patron demand. Management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. For example, the Taj Mahal's casino floor has clear, large signs for the convenience of patrons. Additionally, as new games have been approved by the CCC, management has integrated such games to the extent it deems appropriate. Mini dice was added in 1997. Spanish 21 was added in 1999.

     "Comping" Strategy. In order to compete effectively with other casino hotels, the Taj Mahal offers Complimentaries. Currently, the policy at the Taj Mahal is to focus promotional activities, including Complimentaries, on middle and upper middle market "drive in" patrons with a propensity to wager who visit Atlantic City frequently and have proven to be the most profitable market segment. Comping policy is determined by a patron's propensity to wager. A patron's propensity to wager is determined by a review of the patron's prior gaming history at the Taj Mahal as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any Complimentaries, is potentially profitable to Taj Associates. Additionally, as a result of increased regulatory flexibility, the Taj Mahal has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and to attract international business.

     Entertainment. Management of the Taj Mahal believes headline entertainment, as well as other sporting and entertainment events, is an effective means of attracting and retaining gaming patrons. The Xanadu Theater, together with the Mark Etess Arena (an approximately 63,000 square-foot exhibition hall facility), afford the Taj Mahal more flexibility in the use of its larger entertainment arena for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend "marquee" events such as high visibility sporting events, festivals and contemporary concerts to maintain the highest level of glamour and excitement. Mid-week uses for the facilities include convention events and casino marketing sweepstakes.

     Player Development. Management of the Taj Mahal employs marketing representatives as a means of attracting high-end slot and table gaming patrons to the property and to host special events, offer incentives and contact patrons directly in the United States, Canada and South America. In addition, targeted marketing to international clientele will be continued in Latin America, Mexico, Europe, the Far East and the Middle East.

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

     The Taj Mahal conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Special events such as "Slot Sweepstakes" and "bingo" are designed to increase mid-week business. Players at these tournaments also tend to play on the casino floor at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at the Taj Mahal.

     Credit Policy. Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1997, 1998 and 1999 the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 31.2%, 26.6% and 23.7%, respectively. The Taj Mahal bases credit limits on all individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check using a credit agency specializing in casino credit on each domestic patron and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if the Taj Mahal deems a re-determination of creditworthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at the Taj Mahal's discretion.

     Employees

     Taj Associates has approximately 4,500 full time equivalent employees for the operation of the Taj Mahal, of whom approximately 1,875 employees are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 2004. Management believes that its relationships with its employees are satisfactory and that its staffing levels are sufficient to provide superior service. Certain of Taj Associates' employees must be licensed or registered under the Casino Control Act.

Trump Marina

     Castle Associates owns and operates Trump Marina, a luxury casino hotel located on 14.7 acres in the Marina District approximately two miles from The Boardwalk. Trump Marina is approximately one-quarter mile from the H-Tract. Trump Marina consists of a 27-story hotel tower with 728 rooms, including 153 suites, 97 of which are "Crystal Tower" luxury suites, and contains approximately 75,900 square feet of gaming space. Trump Marina offers 2,159 slot machines, 86 table games, 8 restaurants, two clubs for the exclusive use of select customers, approximately 58,000 square feet of convention, ballroom and meeting space, a 9-story parking garage, which can accommodate approximately 3,000 cars, a 540-seat cabaret theater, two cocktail lounges, a swimming pool, tennis courts, a health club and a roof-top helipad. In addition, Trump Marina operates a 645-slip marina, which is adjacent to the casino hotel. An elevated enclosed walkway connects Trump Marina to a two-story building which contains offices, a nautically themed retail store, a cocktail lounge and a 240-seat gourmet restaurant that overlooks the marina and the Atlantic City skyline. As a result of its high quality amenities, its exceptional customer service and its geographical location, Trump Marina distinguishes itself as a desirable alternative to the Atlantic City casinos located on The Boardwalk.

     Marketing Strategy

     Management's recent retheming of Trump Marina is intended to build upon the casino's established customer base by attracting a younger crowd to the facility. In keeping with this initiative, management has aimed to differentiate Trump Marina from other Atlantic City casinos by offering contemporary entertainment attractions and its "Wild Side" marketing campaign. The "Wild Side" marketing program consists of a coordinated advertising, entertainment and marketing campaign that is geared towards younger affluent patrons but does not exclude Trump Marina's established customer base. Management, which developed the "Wild Side" marketing program after careful study of the Atlantic City market, seeks to accomplish its goals via an advertising campaign with a fun and youthful appeal, as well as providing varied and extensive contemporary entertainment in the Grand Cayman Ballroom, "The Shell" (a cabaret style theater), "The Wave" (a night club), "The Deck" (for outdoor summertime entertainment) and large outdoor performances billed as "Rock the Dock" concerts.

     Service. By providing and maintaining a first-class facility and exceptional service, Trump Marina has earned the Five Star Diamond Award from the American Academy of Hospitality Sciences and the American Automobile Association's "Four Diamond" rating. Trump Marina provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality amenities and first-class service.

     Gaming Environment. To stay abreast of current gaming trends in Atlantic City, Trump Marina's management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. A sophisticated computerized slot tracking and marketing system is employed to perform this analysis. This monitoring has confirmed a recent trend in the Atlantic City market towards fewer table games and more slot machines. For example, slot machine revenue for the Atlantic City market increased from 54.6% of the industry table games and slot revenue in 1988 to 71.7% of industry table games and slot revenue in 1999. Trump Marina experienced a similar increase, with slot revenue increasing from 52.5% of table games and slot revenue in 1988 to 73.2% of table games and slot revenue in 1999. In response to this trend, management devoted more of its casino floor space to slot machines between 1994 and 1999, and has replaced substantially all of its slot machines with newer machines.

     "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Trump Marina offers complimentaries primarily to patrons with a demonstrated propensity to wager at Trump Marina. The policy at Trump Marina is to focus promotional activities, including complimentaries, on middle and upper middle market "drive-in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment. A patron's propensity to wager is determined by a review of the patron's prior gaming history at Trump Marina as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any complimentaries, is potentially profitable to Castle Associates.

     Entertainment and Special Events. Trump Marina pursues a coordinated program of headline entertainment and special events. Trump Marina offers headline entertainment approximately twenty times a year in its main ballroom, complemented by contemporary acts each weekend in the cabaret theater. As a part of its marketing plan, Trump Marina offers special events aimed at its core, middle and upper-middle market segments. Trump Marina also hosts special events on an invitation-only basis in an effort to attract existing targeted gaming patrons and build loyalty among these patrons. These special events include theme parties and gaming tournaments. Headline entertainment is scheduled to complement these special events. In addition, as part of its "Wild Side" marketing campaign, Trump Marina features outdoor bands nightly (in season) as well as outdoor concerts promoted under the "Rock the Dock" theme. Recent performances have included Sting, Hootie and the Blowfish, Meatloaf, Bad Company and George Carlin.

     Player Development and Casino Hosts. Trump Marina has contracts with sales representatives in New Jersey, New York and other states to promote the casino hotel. Trump Marina has sought to attract more middle market slot patrons, as well as premium players through its "junket" marketing operations, which involve attracting groups of patrons by providing airfare, gifts, and room accommodations. Player development personnel host special events, offer incentives, and contact patrons directly in an effort to attract high-limit table game patrons.

     The casino hosts at Trump Marina assist table game patrons, and the slot sales representatives at Trump Marina assist slot patrons on the casino floor, make room and dinner reservations, and provide general assistance. Slot sales representatives also solicit frequent player identification slot card (the "Marina Card") sign-ups in order to increase Trump Marina's marketing base.

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

     Credit Policy. Historically, Trump Marina has extended credit on a discretionary basis to certain qualified patrons. Table games credit play, as a percentage of total dollars wagered, was approximately 32.4%, 30.1% and 32.6% for 1997, 1998 and 1999, respectively. Trump Marina bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances; (ii) performing a credit check using a credit agency specializing in casino credit on each domestic patron; and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Trump Marina deems a re-determination of creditworthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers of $1,000 or less are deposited in a maximum of 7 days; markers of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Marina's discretion.

     Bus Program. Trump Marina has a bus program which transports approximately 600 gaming patrons per day during the week and 700 per day on the weekends. Castle Associates' bus program offers incentives and discounts to certain scheduled and chartered bus customers. Based on historical surveys, management has determined that gaming patrons who arrive by special charters as opposed to scheduled bus lines or who travel distances greater than 60 miles are more likely to create higher gaming revenue. Accordingly, Trump Marina's marketing efforts are focused on such bus patrons.

     Trump Marina Retheming

     In 1997, Trump Marina completed a project to retheme the casino hotel with a nautical emphasis, targeting younger customers by offering contemporary entertainment attractions and emphasizing Trump Marina's energetic, lively atmosphere.

     Employee Relations

     As of December 31, 1999, Castle Associates employed approximately 3,300 full and part-time employees, of whom approximately 1,200 were subject to collective bargaining agreements. Castle Associates' collective bargaining agreement with Local No. 54 expires on September 15, 2004. Such agreement extends to approximately 900 employees. In addition, four other collective bargaining agreements cover approximately 300 maintenance employees. Castle Associates believes that its relationships with its employees are satisfactory. Funding and TCHI have no employees.

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

     Historical Background

     General. Trump's Castle Funding, Inc. ("Castle Funding") was incorporated under the laws of the State of New Jersey in May 1985 and is wholly owned by Castle Associates. Castle Funding was formed to serve as a financing corporation to raise funds as an agent of Castle Associates. Trump's Castle Hotel & Casino, Inc. ("TCHI"), the general partner of Castle Associates, was incorporated under the laws of the State of New Jersey in April 1985, and is wholly owned by THCR Holdings. Since Castle Funding and TCHI have no business operations, their ability to service their indebtedness is completely dependent upon funds they receive from Castle Associates. Accordingly, the following discussion is related primarily to Castle Associates and its operations.

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

     April 1998 Refinancing. On April 17, 1998, Castle Funding refinanced a portion of its outstanding debt, on a consolidated basis, consisting of $38 million outstanding on a term loan with a bank (the "Castle Term Loan"), and its 11 1/2% Senior Secured Notes due 2000 (the "Old Castle Senior Notes") by issuing 10 1/4% Senior Secured Notes due 2003 (the "New Castle Senior Notes"). The proceeds from the issuance of the New Castle Senior Notes were used to redeem all of the issued and outstanding Old Castle Senior Notes at 100% of their principal amount and to repay the Castle Term Loan in full. In conjunction with this refinancing, TCHI obtained a working capital credit facility (the "Working Capital Loan"). Both the New Castle Senior Notes and the Working Capital Loan are guaranteed by Castle Associates. The New Castle Senior Notes have an outstanding principal amount of $62,000,000, bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October, and mature on April 30, 2003. The Working Capital Loan has an outstanding principal amount of $5,000,000, bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October and matures on April 30, 2003.

Indiana Riverboat

     The Indiana Riverboat features an approximately 280-foot luxury yacht containing approximately 37,000 square feet of gaming space with 1,250 slot machines, 50 table games and capacity for approximately 2,690 passengers and 300 employees. The site adjacent to the Indiana Riverboat includes surface parking for approximately 3,000 automobiles and certain other infrastructure improvements including a 300 room hotel. The cost to THCR for the development of the Indiana Riverboat, which includes the land, the vessel, gaming equipment, a pavilion for staging and ticketing and restaurant facilities, berthing and support facilities and parking facilities, is $145 million through December 31, 1999. During the remainder of Trump Indiana's initial five-year license term, an additional $14 million of funds will be required to be spent in connection with municipal commitments required in connection with the licensure process. The remaining $14 million required to be spent over the remainder of the initial five-year license term is expected to be funded with cash from operations or other available financings.

     Buffington Harbor is approximately 25 miles from downtown Chicago. In addition, the cities of Indianapolis, Fort Wayne, Toledo, Grand Rapids and Milwaukee are each within a 175-mile radius of Buffington Harbor. Management believes the Indiana Riverboat benefits from (i) its location and size, (ii) its strategy of developing, together with Barden (as defined), an array of entertainment, retail and restaurant attractions, and coordinated cruise schedules and (iii) the widespread recognition of the "Trump" name and what management believes to be its reputation for quality. Gaming facilities in Illinois are presently limited to 1,200 gaming positions under current regulations in Illinois, which management believes puts Illinois properties at a competitive disadvantage to larger facilities such as the Indiana Riverboat. However, recent statutory changes now enable Illinois riverboats to remain dockside, allowing patrons to freely enter and exit.

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

     On June 30, 1995, Trump Indiana acquired, pursuant to the Agreement of Sale with Lehigh Portland Cement Company ("Lehigh"), dated May 10, 1995 (the "Site Sale Agreement"), approximately 88 acres of land at Buffington Harbor (the "Buffington Harbor Site") for $13.5 million. Pursuant to an agreement between Lehigh and Trump Indiana, Lehigh granted Trump Indiana a lease for a term of up to ten years for the use of the harbor and certain of Lehigh's property adjacent to the Buffington Harbor Site for the docking of the Indiana Riverboat vessel (the "Harbor Lease Agreement"). No lease payments were due to Lehigh during the first 30 months of the lease. Pursuant to the Harbor Lease Agreement, Lehigh is entitled to receive lease payments in the amount of $125,000 per month for the use of the property during the remaining term of the lease, if the use continues beyond the initial 30 month period. The initial period has expired and the lease payments are currently being paid to Lehigh. Trump Indiana contributed the Buffington Harbor Site and its rights under the Harbor Lease Agreement to BHR (as defined) in connection with the formation of BHR. Pursuant to the BHR Agreement, BHR will own, develop and operate all common land-based and waterside operations in support of Trump Indiana's and Barden's separate riverboat casinos at Buffington Harbor. Trump Indiana and Barden are each equally responsible for the development and the operating expenses of BHR. BHR is presently negotiating to acquire for $15 million an additional approximately 14 acres of land currently leased from Lehigh for the construction of a parking garage. After the acquisition, the Harbor Lease Agreement and the payments thereunder will be terminated. It is expected that the land will be acquired and construction of the parking garage commenced during the second quarter of 2000 with completion of the parking garage approximately 10 months thereafter. The 2000 car parking garage and elevated roadway over certain railroad tracks are expected to cost approximately $25 million following the acquisition of this land.

     Trump Indiana entered into a Development Agreement (as defined) with the City of Gary, Indiana, dated as of May 1, 1996, which memorialized the commitments made by Trump Indiana to the City of Gary during the licensing process (the "Development Agreement"). The Development Agreement sets forth the scope and timing of the capital expenditures committed to be made by Trump Indiana during the initial five-year term of its riverboat owner's license, Trump Indiana's agreement to pay to the City of Gary four (4%) percent of Trump Indiana's annual adjusted gross receipts and Trump Indiana's commitment regarding the employment of women and racial minorities and the utilization of union labor and local vendors. The Development Agreement also provides for certain monetary penalties in the event Trump Indiana elects to abandon the Buffington Harbor Site within the first four years of gaming operations. In addition, the Development Agreement includes provisions regarding the "Trump Indiana Foundation," a private foundation established by Trump Indiana for charitable purposes primarily within the City of Gary and Lake County, Indiana. As of December 31, 1996, Trump Indiana funded an initial $1.0 million to the Trump Indiana Foundation. In addition, Trump Indiana is required to make annual contributions of $100,000 to the Trump Indiana Foundation for the remaining four years of the Development Agreement. The 1997, 1998 and 1999 contributions were made as of December 31, 1997, 1998 and 1999, respectively.

     THCR believes that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based on the quality and location of gaming facilities, the effectiveness of marketing efforts, and customer service and satisfaction. Legislation has also been approved during 1999 to expand riverboat gaming in Illinois, including authorizing new sites in the Chicago area with which the Indiana Riverboat would compete. Illinois legislation now permits dockside gaming. There can be no assurance that Indiana will not authorize additional gaming licenses or follow suit to provide dockside gaming. Although management believes that the location of the Indiana Riverboat allows THCR to compete effectively with other casinos in the geographic area surrounding its casino, THCR expects competition in the casino gaming industry to be intense as more casinos are opened and new entrants into the gaming industry become operational. See "--Competition."

Trademark/Licensing

     Subject to certain restrictions, THCR has the exclusive right to use the "Trump" name and likeness in connection with gaming and related activities pursuant to a trademark license agreement and the amendments thereto between Trump and THCR (the "License Agreement"). Pursuant to the License Agreement, Trump granted to THCR the world-wide right and license to use the names "Trump," "Donald Trump" and "Donald J. Trump" (including variations thereon, the "Trump Names") and related intellectual property rights (collectively, the "Marks") in connection with casino and gaming activities and related services and products. The License Agreement does not restrict or restrain Trump from the right to use or further license the Trump Names in connection with services and products other than casino services and products.

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

Certain Indebtedness of THCR

     Senior Notes. THCR Holdings and THCR Funding (the "THCR Obligors") are the issuers of $145 million aggregate principal amount of 15 1/2% Senior Secured Notes due 2005 (the "Senior Notes"). The Senior Notes are the joint and several obligations of the THCR Obligors. Interest on the Senior Notes is payable semiannually in arrears.

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

     The obligations of the THCR Obligors under the Senior Note Indenture are secured by (1) an assignment and pledge to the Trustee under the Senior Note Indenture (the "Senior Note Trustee") of (a) 100% of the general partnership interests in Plaza Associates, (b) 100% of the capital stock of Trump Plaza Funding, Inc. ("Plaza Funding"), (c) 100% of the general partnership interests in Taj Associates, (d) 100% of the membership interests in Trump Communications, L.L.C. ("Trump Communications"), (e) 100% of the capital stock of TACC, which owns a 1% general partnership interest in Plaza Associates, a 1% general partnership interest in Taj Associates and a 1% membership interest in Trump Communications, (f) 100% of the membership interests in TCS, which owns a 99% membership interest in Trump Communications, (g) 100% of the capital stock of Trump AC Funding, (h) 100% of the general partnership interests in Trump AC, which owns 1% of the capital stock of TACC, 99% of the membership interests of TCS, a 99% general partnership interest in Taj Associates, a 99% general partnership interest in Plaza Associates and 100% of the capital stock of Trump AC Funding, (i) 100% of the capital stock of Trump AC Holding, a direct wholly owned subsidiary of THCR Holdings which owns a 1% general partnership interest in Trump AC, (j) 100% of the capital stock of Trump Indiana, (k) 100% of the capital stock of THCR Funding, (l) 100% of the partnership interests in Castle Associates, (m) 100% of the capital stock of TCHI, which owns a 1% general partnership interest in Castle Associates, (n) other equity interests issued from time to time by THCR Holdings or any of its Subsidiaries (as defined in the Senior Note Indenture), (o) the Castle PIK Notes held by THCR Holdings and (p) promissory notes issued by THCR Holdings or any of its subsidiaries, excluding Unrestricted Subsidiaries (as defined in the Senior Note Indenture), from time to time directly owned or acquired by THCR Holdings; and (2) certain proceeds from time to time received, receivable or otherwise distributed in respect of the assets described in clause (1) above (collectively, the "Senior Note Collateral"). The security interests in the Senior Note Collateral are first priority security interests and are exclusive. Any equity interests in Subsidiaries of THCR Holdings which are acquired by THCR Holdings will be assigned and pledged to the Senior Note Trustee and the security interests granted in such equity interests will be exclusive, first priority security interests.

     TAC I Notes. In April 1996, Trump AC and Trump AC Funding issued in an underwritten offering $1,200,000,000 aggregate principal amount of Mortgage Notes which mature on May 1, 2006 (the "TAC I Notes"). The TAC I Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

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

     TAC III Notes. In December 1997, Trump AC and Funding III issued $25,000,000 principal amount of Mortgage Notes which mature on May 1, 2006 (the "TAC III Notes"). The TAC III Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

     Plaza Notes. Plaza Funding's 10-7/8% First Mortgage Notes due 2001 (the "Plaza Notes") were retired in April 1996. The Plaza Notes were issued by Plaza Funding, with Plaza Associates providing a full and unconditional guaranty thereof. The Plaza Notes were retired through repurchase and defeasance and Plaza Funding and Plaza Associates were released from their obligations under all financial and negative covenants and certain other provisions contained in the indenture under which the Plaza Notes were issued (the "Plaza Note Indenture"), and the Plaza Note Security (as defined in the Plaza Note Indenture) was released against the deposit of cash or U.S. government obligations in an amount sufficient to effect the redemption on June 15, 1998 of all of the Plaza Notes so defeased, at a redemption price of 105% of the principal amount thereof, together with accrued and unpaid interest to such date. Additionally, Plaza Funding irrevocably instructed the Plaza Note Trustee (as defined in the Plaza Note Indenture) to provide notice of such redemption not less than 30 or more than 60 days prior to June 15, 1998.

     Castle Notes. Castle Funding's Mortgage Notes bear interest, payable semi-annually in cash, at 11 3/4% and mature on November 15, 2003 (the "Castle Mortgage Notes"). The Castle Mortgage Notes may be redeemed at Castle Funding's option at a specified percentage of the principal amount commencing in 1998.

     The Castle Mortgage Notes are secured by a promissory note of Castle Associates to Castle Funding (the "Castle Partnership Note") in an amount and with payment terms necessary to service the Castle Mortgage Notes. The Castle Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of Castle Associates. The Castle Partnership Note has been assigned by Castle Funding to the trustee of the indenture under which the Castle Mortgage Notes were issued to secure the repayment of the Castle Mortgage Notes. In addition, Castle Associates has guaranteed the payment of the Castle Mortgage Notes (the "Castle Guaranty"), which is secured by a mortgage on Trump Marina and substantially all of the assets of Castle Associates. The Castle Partnership Note and the Castle Guaranty are expressly subordinated to the indebtedness of the New Castle Senior Notes (as defined) and the Working Capital Loan (collectively, the "Senior Indebtedness") and the liens of the mortgages securing the Castle Partnership Note and the Castle Guaranty are subordinate to the liens securing the Senior Indebtedness.

     The Castle PIK Notes bear interest payable, at Castle Funding's option in whole or in part in cash and through the issuance of additional Castle PIK Notes, semi- annually at the rate of 13 7/8% through November 15, 2003. After November 15, 2003, interest on the Castle PIK Notes is payable in cash at the rate of 13 7/8%. The Castle PIK Notes mature on November 15, 2005. The Castle PIK Notes may be redeemed at Castle Funding's option at 100% of the principal amount under certain conditions, as described in the indenture governing the Castle PIK Notes, and are required to be redeemed from a specified percentage of any equity offering which includes Castle Associates. Interest has been accrued using the effective interest method. On May 15, 1999 and November 15, 1999, the semi-annual interest payments of $6.4 million and $6.9 million, respectively, were paid by the issuance of additional Castle PIK Notes.

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

     Other Indebtedness. In addition to the foregoing, THCR's consolidated long-term indebtedness includes approximately $39.9 million of additional indebtedness as of December 31, 1999.

Atlantic City Market

     The Atlantic City Market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $4.18 billion in gaming revenues in 1999, an increase of approximately 3.2% over 1998 gaming revenues of approximately $4.05 billion. From 1995 to 1999, total gaming revenues in Atlantic City have increased approximately 11.1%, while hotel rooms increased by 20.6% during that period. Although total visitor volume to Atlantic City remained relatively constant in 1999, the volume of bus customers decreased to
9.5 million in 1999 from 9.9 million in 1998, also representing a decline from
9.6 million in 1995. The volume of customers traveling by other means to Atlantic City has grown from 23.7 million in 1995 to 24.7 million in 1999.

     Casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, for the last five years. Management believes that this relatively slower growth is primarily attributable to two key factors. First, there were no significant additions to hotel capacity in Atlantic City until 1996. Las Vegas visitor volumes have increased, in part, due to the continued addition of new hotel capacity. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Secondly, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate than in Las Vegas. Total regulatory costs and tax levies in New Jersey have exceeded those in Nevada since inception, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. The infrastructure problems, manifested by impaired accessibility of the casinos, downtown Atlantic City congestion and the condition of the areas surrounding the casinos have made Atlantic City less attractive to the gaming customer.

     Total Atlantic City slot revenues increased 4.6% in 1999 from 1998, continuing a trend of increases over the past seven years. From 1995 through 1999, slot revenue growth in Atlantic City has averaged 5.2% per year. Total table game revenue decreased 0.1% in 1999, while table game revenue from 1995 to 1999 has increased on average approximately 1.6% per year. Management believes the slow growth in table game revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last seven years. Bill acceptors, new slot machines, video poker, themed slot machines and other improvements have increased the popularity in slot play to include a larger number of guests interested in its entertainment value. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1995, the number of slot machines in Atlantic City has increased by 19.4%, while the number of table games has increased by 2.5%. Slot revenues increased from 68.4% of total casino revenues in 1995 to 70.8% in 1999. The second reason for historic slow growth in table game revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

     The regulatory environment in Atlantic City has improved over the years. Most significantly, 24-hour gaming has been approved, poker, simulcasting and keno have been added and certain regulatory burdens have been reduced. In particular, comprehensive amendments to New Jersey gaming laws were made in January 1995, which have eliminated duplicative regulatory oversight and channeled a certain portion of operator's funds through 2003 from regulatory support into uses of the CRDA. Administrative costs of regulation will be reduced while increasing funds will be available for new development in Atlantic City. In addition, in 1994, legislation was enacted which eliminated the requirement that a casino consist of a "single room" in a casino hotel. A casino may now consist of "one or more locations or rooms" approved by the CCC for casino gaming.

     Atlantic City's new convention center, with approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage, is the largest exhibition space between New York City and Washington, D.C. It is located at the base of the Atlantic City Expressway and opened in May 1997. Atlantic City's original convention center is located on The Boardwalk, physically connected to the Trump Plaza, and is owned by the New Jersey Sports and Exposition Authority (the "NJSEA"). Its East Hall, which was completed in 1929 and is listed on the National Register of Historic Places, is currently undergoing, with funding approved by the CRDA in February 1999, a $72 million renovation to be completed by the summer of 2001. These improvements, while preserving the historic features of this landmark, will convert it into a modern special events venue and will include new seating for 10,000 to 14,000 in its main auditorium, and new lighting, sound and television-ready wiring systems.

     In the fall of 1998, the South Jersey Transportation authority (the "SJTA") began constructing a 2.2 mile roadway and tunnel system in Atlantic City which will connect the Atlantic City Expressway to the Marina District and the City of Brigantine and is scheduled to be completed in the spring of 2001. The $330 million roadway project, upon completion, will provide vehicles arriving in Atlantic City on the Atlantic City Expressway with direct access to the Marina District, including Trump Marina and the marina at Trump Marina. On January 25, 2000, the Appellate Division of the New Jersey Superior Court reversed, in part, the issuance of certain development permits which authorized the SJTA to construct this roadway and granted THCR the right to a trial-type administrative hearing in the New Jersey Department of Environmental Protection to determine whether the approved roadway design unfairly and unreasonably either impedes patron access to Trump Marina and the marina at Trump Marina from the proposed H-Tract casino resort development or obscures the visibility of Trump Marina's electronic reader board signage.

     In addition to the planned casino expansions (see "Competition"), major infrastructure improvements have been completed. The CRDA oversaw the development of the $88 million "Grand Boulevard" corridor that links the new convention center with The Boardwalk. The project was completed in early 1998. Furthermore, as set forth in a November 1998 agreement with the CRDA, a $20.8 million beautification project is now in progress for the five block Virginia and Maryland Avenue corridors which connect the thirty acre Boardwalk site of the Taj Mahal to Absecon Boulevard (Route 30), one of Atlantic City's principal access roadways. This comprehensive project includes the repair, resurfacing and resignalizing of these roads and the installation of new roadside lighting, the acquisition and demolition of deteriorated structures on Virginia Avenue and, to a lesser extent, Maryland Avenue, and the installation and maintenance of roadside landscaping on those sites, the construction of a twenty-six unit subdivision of two-story, single unit and duplex residences which will front on opposing sides of Virginia Avenue, and the improvement of the exterior facades of selected Virginia Avenue and other structures, with consents of the owners, to achieve a harmony and continuity of design among closely proximate properties. Construction of the roadway and housing elements of this project is expected to be substantially completed by the summer of 2000.

     Management believes that these gaming regulatory reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the CRDA. Due principally to an improved regulatory environment, general improvement of economic conditions and high occupancy rates, significant investment in the Atlantic City Market has been initiated and/or announced. Management believes that these increases in hotel capacity, together with infrastructure improvements, will be instrumental in stimulating future revenue growth in the Atlantic City Market. See "Competition."

Competition

     Atlantic City. Competition in the Atlantic City Market is intense. Trump Plaza, the Taj Mahal and Trump Marina (the "Atlantic City Properties") compete with other casino hotels located in Atlantic City as well as with each other. At present, there are 12 casino hotels located in Atlantic City, including the Atlantic City Properties, all of which compete for patrons. In addition, there are several sites on The Boardwalk and in the Marina District on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time (including a casino resort joint venture (the "Mirage Joint Venture") between Mirage and the Boyd Gaming Corporation to be built in the Marina District which will contain 1,200 rooms, and a casino resort by MGM Grand, Inc. ("MGM") to be built on The Boardwalk after MGM purchases the land chosen as the site for the casino resort). Although management is not aware of any current construction on such sites by third parties, infrastructure improvements in the area have begun. Mirage intends to build a casino resort called LeJardin which will contain approximately 2,000 rooms and will be linked to the resort created as a result of the Mirage Joint Venture. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Resorts, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City Market. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City Market generally, there can be no assurance that such expansion would not be materially disadvantageous to the Atlantic City Properties. There also can be no assurance that the Atlantic City development projects which are planned or are underway will be completed.

     In 1999, Park Place Entertainment, Inc. ("Park Place") completed the acquisition of Caesar's Casino Hotels from Starwoods Hotel & Resorts Worldwide, Inc. This acquisition included the Caesar's Atlantic City property, which is adjacent to Bally's Park Place and Wild West casino hotel ("Bally's") owned by Park Place. Park Place has announced plans to connect the Caesar's and Bally's properties with a $24 million connector, which will include additional gaming space, restaurants and retail shops. Announced completion is September 2000. In March 2000, MGM announced an agreement to acquire Mirage, a deal which includes Mirage's property holdings in Atlantic City. At this time, it is not possible to determine the impact that this acquisition will have on Mirage's planned development in the H-Tract or MGM's planned development on The Boardwalk.

     Total Atlantic City gaming revenues have increased over the past five years, although at varying rates. During 1995, all 12 casinos experienced increased gaming revenues compared to 1994. During 1996, six casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1995, while six casinos experienced decreased revenues. In 1997, eight casinos (including Trump Plaza, Trump Marina and the Taj Mahal) experienced increased gaming revenues compared to 1996, while four casinos experienced decreased revenues. In 1998, seven casinos experienced increased gaming revenues compared to 1997 (including Trump Plaza), while five casinos experienced decreased revenues (including the Taj Mahal and Trump Marina). In 1999, ten casinos experienced increased gaming revenues compared to 1998 (including the Taj
Mahal and Trump Marina), while two casinos experienced decreased revenues (including Trump Plaza).

     Between April 30, 1993 and December 31, 1995, many operators in Atlantic City expanded their facilities in anticipation of and in connection with the June 1993 legalization of simulcasting and poker, increasing total gaming square footage by approximately 181,200 square feet (23.3%) of which approximately 136,200 square feet is currently devoted to poker, keno and race simulcasting. During this same period, 172 poker tables and 5,500 slot machines were added. During 1996, a total of approximately 65,870 square feet of casino floor space was added, an increase of 47.2%, including Trump World's Fair's 49,211 square feet. Slot machines increased by approximately 1,911 units during 1996 and table games increased by approximately 44 units during 1996, of which Trump World's Fair accounted for 1,518 units and 16 units, respectively. During 1997, a total of approximately 51,870 square feet of casino floor space was added. Slot machines increased by approximately 2,153 units and table games increased by approximately 82 units during 1997. During 1998, a total of approximately 38,350 square feet of casino floor space was added. Slot machines increased by approximately 822 units and table games decreased by approximately 71 units during 1998. During 1999, casino floor space decreased by approximately 41,071 square feet of which approximately 49,211 was due to the closing of Trump World's Fair. Slot machines decreased by approximately 1,191 units, 1,636 of which were attributable to the closing of Trump World's Fair and table games decreased by approximately 47 units during 1999.

     The Atlantic City Properties also compete, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a minimal extent, the Atlantic City Properties face competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. Bay Cruises is operating a gambling cruise ship where patrons are taken from a pier in Sheepshead Bay in Brooklyn, New York to international waters to gamble. In September 1997, another gambling cruise ship was launched off the coast of Montauk, New York. On April 24, 1998 Freeport Casino Cruises began operating a gambling ship in Long Island, New York. Manhattan Cruises, a company offering gambling cruises departing from Manhattan, New York City since January 28, 1998, suspended operations in early May 1998, but has announced plans to resume operations shortly. Other companies (including South Shore Cruise Lines, President Casino and Circle Line) are currently seeking permission to operate similar cruises in the New York City area. On December 5, 1997, the mayor of New York City proposed the construction of a casino on Governors Island, located in the middle of New York Harbor; however, the proposal would require an amendment to the New York State Constitution and the sale of the island to New York by the federal government. In Delaware, a total of approximately 2,600 slot machines were installed at three horse racetracks in 1996. Initial legislation allowed a maximum of 1,000 slot machines at each of the three racetracks. In 1998, the Delaware legislature approved a bill which would more than double the number of slot machines allowed at the three racetracks. At the end of 1999, there was a total of approximately 4,200 slot machines installed and operational. West Virginia also permits slot machines at racetracks, and track owners in several other states, including Maryland and Pennsylvania, are seeking to do the same. In December 1996, the temporary Casino Niagara opened in Niagara Falls, Ontario. Ontario officials expect that two-thirds of Casino Niagara's patrons will come from the United States, predominantly from western New York. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation as the preferred developer of the permanent Casino Niagara. Moreover, the Atlantic City Properties may also face competition from various forms of internet gambling.

     In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, the Atlantic City Properties compete directly with each other for gaming patrons.

     Indiana. The Indiana Riverboat competes primarily with riverboats and other casinos in the northern Indiana suburban and Chicago metropolitan area and throughout the Great Lakes Market. Although northern Indiana is part of the greater Chicago metropolitan market, which is one of the most successful new gaming markets in the United States, the Indiana Riverboat may be more dependent on patrons from northern Indiana than its Illinois competitors, and the propensity of these patrons to wager cannot be predicted with any degree of certainty. In addition to competing with Barden's riverboat at the Buffington Harbor Site, the Indiana Riverboat competes with three other riverboats in the northwest Indiana market. To a lesser degree, the Indiana Riverboat competes with five operating riverboats located in southern Indiana. At present there are four other riverboats in the Chicago, Illinois area, with each operator limited to 1200 gaming positions. Statutory changes now enable Illinois riverboats to remain dockside, allowing patrons to freely enter and exit.

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

     The Indiana Riverboat is seeking a competitive advantage primarily based upon its superior location, including its proximity to and direct access from Chicago, extensive parking facilities, name recognition, a superior gaming vessel and gaming experience, and targeted marketing strategies. See "--Indiana Riverboat." In addition, a casino opened during 1994 in Windsor, Ontario, across the river from Detroit. In 1997, Detroit approved land-based casino gaming with a limit of three licenses for the metropolitan area, and selected the operators for the licenses. Two of these land-based casinos opened for operation in 1999. Although management believes that there is sufficient demand in the market to sustain the Indiana Riverboat, there can be no assurance to that effect. Legislation has also been approved during 1999 to expand riverboat gaming in Illinois, including authorizing new sites in the Chicago area with which the Indiana Riverboat would compete. Illinois legislation now permits dockside gaming. There can be no assurance that Indiana will not authorize additional gaming licenses or follow suit to provide dockside gaming.

     Other Competition. In addition, the Atlantic City Properties and the Indiana Riverboat also face competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act ("IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Atlantic City Properties and the Indiana Riverboat. In March 1996, the United States Supreme Court struck down a provision of IGRA which allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

     In 1991, the Mashantucket Pequot Nation opened Foxwoods, a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one- half hour drive from Boston, which currently offers 24-hour gaming and contains approximately 5,900 slot machines. An expansion at Foxwoods, completed in April 1998, includes additional hotel rooms, restaurants and retail stores. A high-speed ferry operates seasonally between New York City and Foxwoods. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island. In addition, in October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun Resort has approximately 3,000 slot machines. The Mohegan Nation has announced plans for an expansion of the casino facilities and the construction of a hotel, convention center and entertainment center to be completed in the spring of 2002. In addition, the Eastern Pequots are seeking formal recognition as a Native American tribe for the purpose of opening a casino in the North Stonington area. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots would not have a materially adverse impact on the operations of the Atlantic City Properties.

     A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. In March 1998, the Oklahoma-based Lenape/Delaware Indian Nation, which originated in New Jersey and already has federal recognition, filed a lawsuit against the city of Wildwood claiming that the city is built on ancestral land. The city of Wildwood, which supported the plan to build a casino, had entered settlement negotiations, offering to deed municipal land to the tribe. The plan, which was opposed by the State of New Jersey, required state and federal approval. In early 1999, however, the Delaware Indian Nation's lawsuit was dismissed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York. The Oneida Nation opened a hotel in October 1997 that included expanded gaming facilities, and has constructed a golf course and convention center. In April 1999, the St. Regis Mohawk Nation opened a casino, with slot machines, in the northern portion of the state close to the Canadian border. In April 1999, the St. Regis Mohawks also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Native American gaming operation in the Catskills is subject to the approval of the Governor of New York. The Seneca Nation plans to negotiate with New York State to open a casino in Western New York; however, the proposed casino would be subject to the purchase of additional property that is declared reservation territory by the federal government. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island. The Aquinnah Wampanoag Tribe is seeking to open a casino in Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

     The Pokagon Band of Potawatomi Indians of southern Michigan and northern Indiana has been federally recognized as an Indian tribe. In September 1995, the Pokagon Band of Potawatomi Indians signed a gaming compact with the governor of Michigan to build a land-based casino in southwestern Michigan. In early 2000, a state judge ruled that the Pokagon Band of Potawatomi Indians' state gaming compact was invalid. The Pokagons have expressed an intention to appeal the judge's verdict.

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

Gaming and Other Laws and Regulations

     The following is only a summary of the applicable provisions of the Casino Control Act, the Riverboat Gambling Act and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the Casino Control Act, the Riverboat Gambling Act and such other laws and regulations. Unless otherwise indicated, all references to "Trump Plaza" include Trump Plaza's main tower, including Trump Plaza East.

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

     Operating Licenses. In June 1999, the CCC renewed Taj Associates' license to operate the Taj Mahal through June 2003, renewed Castle Associates' license to operate Trump Marina through June 2003, and renewed Plaza Associates' license to operate Trump Plaza through June 2003. In June 1996, the CCC granted TCS an initial casino license through July 1997, which has been renewed through June 2003.

     Casino License. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino licenses currently held by Plaza Associates, Taj Associates, Castle Associates and TCS are renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

     To be considered financially stable, a licensee must demonstrate the following abilities: to pay winning wagers when due; to achieve an annual gross operating profit; to pay all local, state and federal taxes when due; to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.

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

     Management believes that it has adequate financial resources to meet the financial stability requirements of the Casino Control Act for the foreseeable future.

     Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of its casino license, payments by Plaza Associates, Taj Associates or Castle Associates to or for the benefit of any related entity or partner, with certain exceptions, are subject to prior CCC approval; and, if Plaza Associates', Taj Associates' or Castle Associates' cash position falls below $5.0 million for three consecutive business days, such entity must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

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

     Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1997, 1998 and 1999, Plaza Associates' gross revenue tax was approximately $30.1 million, $30.2 million and $28.6 million, respectively, and its license, investigation and other fees and assessments totaled approximately $6.0 million, $5.2 million and $5.3 million, respectively. For the years ended December 31, 1997, 1998 and 1999, Taj Associates' gross revenue tax was approximately $41.7 million, $41.1 million and $40.3 million, respectively, and its license, investigation and other fees and assessments totaled approximately $3.9 million, $4.4 million and $5.3 million, respectively. For the years ended December 31, 1997, 1998 and 1999, Castle Associates' gross revenue tax was approximately $21.1 million, $21.1 million and $21.8 million, respectively, and its license, investigation and other fees and assessments totaled approximately $3.5 million, $3.7 million and $3.7 million, respectively.

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

     Gaming Credit. The casino games at the Atlantic City Properties are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated. Gaming credit may not be collectible in foreign countries.

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

     Indiana Gaming Regulations

     Indiana Gaming Commission. The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act and the administrative rules promulgated thereunder. The IGC is empowered to administer, regulate and enforce the system of riverboat gaming established under the Riverboat Gambling Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their entity qualifiers and intermediary and holding companies. The IGC has adopted certain final rules and has published others in proposed or draft form which have proceeded through the review and final adoption process. The IGC also has indicated its intent to publish additional proposed rules in the future. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently new rules might have on the operations of the Indiana Riverboat or THCR. The following reflects both adopted and proposed regulations. Further, the Indiana General Assembly has the power to promulgate new laws and implement amendments to the Riverboat Gambling Act, which could materially affect the operation or economic viability of the gaming industry in Indiana.

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

ITEM 2.  PROPERTIES.

THCR

     THCR has entered into a ten year lease with The Trump-Equitable Fifth Avenue Company, a corporation wholly owned by Trump (the "Trump-Equitable Company"), dated as of July 1, 1995, for the lease of office space in The Trump Tower in New York City, which THCR may use for its general, executive and administrative offices. The fixed rent is $115,500 per year, paid in equal monthly installments, for the period from July 1, 1995 to June 30, 2000 and will be $129,250 per year, paid in equal monthly installments, for the period from July 1, 2000 to June 30, 2005. In addition, THCR will pay as additional rent, among other things, a portion of the property taxes due each year. THCR has the option to terminate this lease upon ninety days' written notice and payment of $32,312.50. In March 2000, the lease was terminated and THCR moved into the office space previously occupied by Taj Associates.

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

     Trump World's Fair. Pursuant to an option to purchase Trump World's Fair, on June 12, 1995, using proceeds from equity and debt offerings in 1995 (the "June 1995 Offerings"), Plaza Associates acquired title to Trump World's Fair. Further, Plaza Associates had entered into an easement agreement with the NJSEA with annual payments of $2 million. In December 1999, in connection with the closure of Trump World's Fair, Plaza Associates terminated the easement in accordance with its terms.

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

     Warehouse Parcel. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1999, of approximately $1.3 million and is encumbered by the Plaza Mortgages. This lien is senior to the liens of the Plaza Mortgages. This facility is currently being utilized by TCS.

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

     Steel Pier. In connection with the Taj Acquisition, Taj Associates purchased the approximately 3.6 acre pier and related property located across The Boardwalk from the Taj Mahal (the "Steel Pier") from Realty Corp. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which improvements was $30 million. Such concept was approved by the New Jersey Department of Environment Protection ("NJDEP"), the agency which administers the Coastal Area Facilities Review Act ("CAFRA"). A condition imposed on Taj Associates' CAFRA permit initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extensions of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 2000 unless extended.

     Office and Warehouse Space. Taj Associates owns an office building located on South Pennsylvania Avenue adjacent to the Taj Mahal. In addition, Taj Associates, in April 1991, purchased for approximately $1.7 million certain facilities of Castle Associates which are presently leased to commercial tenants and used for office space and vehicle maintenance facilities. In connection with the Taj Acquisition, Taj Associates purchased from Realty Corp. a warehouse complex of approximately 34,500 square feet. This warehouse complex was sold to the

CRDA as part of the location of a new neighborhood housing development to be completed as part of the redevelopment of the road corridors and adjoining neighborhoods to the Taj Mahal.

     Taj Associates had entered into a lease with Trump-Equitable Company for the lease of office space in Trump Tower in New York City, which Taj Associates used as a marketing office. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full twelve months in 1993 and 1994 and eight months in 1995. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,285. In March 2000, THCR assumed this lease and moved to this office space from its previous location in Trump Tower.

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

     All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal to operate an All Star Cafe. The basic rent under the All Star Cafe Lease was $1.0 million per year, paid in equal monthly installments. In addition, All Star was to pay percentage rent to Taj Associates in an amount equal to the difference, if any, between (i) 8% of All Star's gross sales made during each calendar month during the first lease year, 9% of All Star's gross sales made during each calendar month during the second lease year and 10% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and (ii) one-twelfth of the annual basic rent. The All Star Cafe opened in March 1997.

     On September 15, 1999 an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the estimated $17.2 million fair market value of these assets in other revenue based on an independent appraisal.

     Taj Associates intends to continue to operate the facility as a themed restaurant and entertainment complex.

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

     The Taj Mahal recently completed the expansion of the retail shopping area along the length of its parking garage promenade walkway which immediately adjoins the Taj Mahal's main retail shopping area. The first tenant, Starbucks, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet opened at various times during 1999. A Sunglass Hut, operated by Sunglass Hut International, opened in August 1998 in a separate location also adjoining the Taj Mahal's main retail shopping area.

Trump Marina

     Trump Marina has commenced a slot room expansion project which is scheduled to be completed during the second quarter of 2000. This expansion project will increase Trump Marina's gaming space by approximately 5,600 square feet and is expected to include approximately 250 additional slot machines. Between 1994 and 1999, management replaced substantially all of its slot machines with newer, more popular models and upgraded its computerized slot tracking and slot marketing system. During 1997 the property was rethemed with a nautical emphasis and renamed Trump Marina.

     The Marina. Pursuant to an agreement with the New Jersey Division of Parks and Forestry (the "Marina Agreement"), Castle Associates in 1987 began operating and renovating the marina at Trump Marina, including docks containing approximately 645 slips. An elevated pedestrian walkway connecting Trump Marina to a two-story building at the marina was completed in 1989. Castle Associates constructed the two-story building, which contains a 240-seat restaurant and offices as well as a snack bar and a large nautical theme retail store. Pursuant to the Marina Agreement and a certain lease between the State of New Jersey, as landlord, and Castle Associates, as tenant, dated as of September 1, 1990 (the "Marina Lease"), Castle Associates commenced leasing the marina and the improvements thereon for an initial term of twenty-five years. The Marina Lease is a net lease pursuant to which Castle Associates, in addition to the payment of annual rent equal to the greater of (i) a certain percentage of gross revenues of Castle Associates from operation of the marina during the lease year and (ii) an initial minimum base rent of $300,000 annually (increasing every five years to $500,000 in 2010), is responsible for all costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Any improvements made to the marina (which is owned by the State of New Jersey), excluding the elevated pedestrian walkway, automatically becomes the property of the State of New Jersey upon their completion.

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

     THCR. On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action in the Court of Chancery in Delaware (Civil Action No. 17336NC) against each member of the Board of Directors of THCR. The plaintiff claims that the directors of THCR breached their fiduciary duties by approving certain loans from THCR to Trump. The complaint seeks to rescind the loans, and also seeks an order requiring the defendants to account to THCR for losses and damages allegedly resulting from the loans. The defendants believe that the suit is without merit and on October 1, 1999, the defendants moved to dismiss the complaint. On January 31, 2000 the director defendants filed their opening brief in support of their motion to dismiss.

     Trump Indiana. Commencing in early 1994 Trump Indiana, through its Indiana legal counsel, had discussions with eight Indiana residents regarding (1) the potential purchase by such residents of nonvoting stock of Trump Indiana, representing a total of 7.5% of the value of Trump Indiana, and (2) the creation and funding of a charitable foundation for the benefit of residents of the Gary, Indiana area. Subsequent to those discussions, it was determined to include Trump Indiana as a wholly owned subsidiary of THCR Holdings in connection with the June, 1995 offerings. The residents then asserted a right to purchase stock in Trump Indiana equal to 7.5% of the value of Trump Indiana, and also asserted that Trump Indiana was required to contribute an additional 7.5% of its value, represented by shares of its stock, into the charitable foundation. Trump Indiana and THCR did not agree with the residents' assertions and so advised them. Such residents then caused a complaint to be filed in the United States District Court, Southern District of Indiana, against Trump Indiana, THCR, THCR Holdings, and Donald J. Trump ("the litigation"). Later, The Trump Organization, Inc. was added as a defendant. The claims sought (1) compensatory damages to the eight plaintiffs equal to 7.5% of the value of Trump Indiana, (2) funding of the charitable foundation in an amount equal to an additional 7.5% of the value of Trump Indiana, (3) transfer of Trump Indiana stock to the plaintiffs and to the charitable foundation, and (4) punitive damages in an unspecified amount. Monetary settlements later were reached between all defendants and six of the plaintiffs. Thereafter, the remaining two plaintiffs voluntarily dismissed their claims for the transfer of ownership of stock in Trump Indiana, and proceeded in the litigation with (1) their claim for monetary damages against the defendants and (2) a claim that a charitable foundation be established and funded with an amount equal to 7.5% of the value of Trump Indiana. In February, 1999, these two remaining plaintiffs voluntarily dismissed all claims against The Trump Organization, Inc., and the court entered summary judgment against the plaintiffs and in favor of THCR and THCR Holdings on all claims in the litigation. The case was then tried in United States District Court, Indianapolis. On March 3, 1999, the jury assessed damages against Trump Indiana for breach of contract in the total amount of One Million Three Hundred Thirty-Four Thousand One Hundred Twenty-Four Dollars ($1,334,124.00) and further determined that Trump Indiana had breached a contract to create and fund a charitable foundation. The jury assessed no damages against Donald J. Trump personally. Punitive damages were not awarded against either Trump Indiana or Donald J. Trump. On December 9, 1999, the United States District Court, sitting in equity, decided the equity claim ruling that the plaintiffs were not entitled to the equitable relief sought and that Trump Indiana had met its obligation by establishing and funding another charitable foundation for the benefit of the residents of the City of Gary. Plaintiffs have appealed the ruling in equity in favor of Trump Indiana and Trump Indiana has appealed the jury verdict in favor of plaintiffs. These appeals are currently pending in the United States Seventh Circuit Court of Appeals.

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

     The Delaware cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with a previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. The plaintiffs opposed the defendants' motions to dismiss the Third Amended Complaint by response dated October 24, 1997. The defendants' reply was served December 9, 1997. By letter dated April 2, 1998, the plaintiffs sought the Court's permission to amend further the Third Amended Complaint to add certain additional factual allegations. The defendants opposed the motion and the Court has not yet ruled on it.

     Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal and THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997 the State Court granted judgment in favor of the State and CRDA. On March 20, 1998, the Appellate Division affirmed. On August 2, 1999, the State Supreme Court affirmed, with two justices dissenting.

     On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR sought to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but entered summary judgment dismissing this action on substantive grounds. This decision was affirmed at the appellate level on June 19, 1999. On November 23, 1999, the State Supreme Court denied THCR's petition for certification.

     On June 26, 1997, THCR also filed an action, in lieu of prerogative writs, against the CRDA, in the Superior Court of New Jersey, Law Division, Atlantic County, seeking review of the CRDA's April 15, 1997 approval of funding ($120 million principal amount plus interest) for the road and tunnel project discussed above, a declaratory judgment that the said project is not eligible for such CRDA funding, and an injunction prohibiting the CRDA from contributing such funding to the said project. Defendants moved to dismiss this action on procedural grounds and also sought to transfer this action to New Jersey's Appellate Division. On October 3, 1997, the New Jersey Superior Court transferred this action to the Appellate Division. On June 19, 1999, the Appellate Division dismissed THCR's claims and on November 23, 1999, the State Supreme Court denied THCR's petition for certification.

     On September 9, 1997, Mirage filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York (the "New York Action"). The complaint sought damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina district of Atlantic City, New Jersey. Among other things, Mirage contended that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint. On December 18, 1998 the Court denied the motion to dismiss brought by Trump and THCR. On April 20, 1999, Mirage and an affiliate, the Mirage Casino Hotel filed a complaint against THCR and other defendants in Nevada State Court (the "Nevada Action"). The Nevada Action, which was subsequently removed to the United States District Court for the District of Nevada, sought damages and an injunction for an alleged misappropriation of trade secrets, intentional interference with prospective economic advantage and contractual relations and conspiracy to injure Mirage. On February 23, 2000, THCR and Mirage entered into an agreement whereby the New York Action and the Nevada Action against THCR and all of its officers and directors will both be dismissed with prejudice. The parties exchanged mutual releases and no money was paid by either side.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by THCR to its security holders for a vote during the fourth quarter of 1999.

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

                                                                  High                        Low
                                                                  ----                        ---
1997
----
First quarter.........................................           $13.1250                    $8.7500
Second quarter........................................           $12.2500                    $8.2500
Third quarter.........................................           $12.9375                    $9.4375
Fourth quarter........................................           $10.6875                    $6.2500

1998
----
First quarter.........................................           $ 12.000                    $6.7500
Second quarter........................................           $ 9.4375                    $7.0625
Third quarter.........................................            $8.4350                    $2.7500
Fourth quarter........................................            $6.1250                    $2.7500

1999
----
First quarter.........................................            $5.9375                    $3.8750
Second quarter........................................            $6.8125                    $3.5625
Third quarter.........................................            $6.6875                    $4.1250
Fourth quarter........................................            $4.8750                    $3.2500

2000
----
First Quarter (through March 20, 2000)................            $4.0000                    $2.9375

     As of March 20, 2000 there were approximately 873 holders of record of THCR Common Stock.


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

     The THCR Board of Directors has authorized the repurchase by THCR Holdings of up to 2,500,000 shares of THCR Common Stock, from time to time in the open market or privately negotiated transactions. The repurchase program is effective until the end of 2000. As of December 31, 1999, THCR Holdings has repurchased 2,127,500 shares of THCR Common Stock.

     THCR Holdings.   THCR Holdings is a limited partnership of which THCR is
currently a 59.87743% general partner. Trump is currently a 27.06457% limited partner. THCR/LP is currently a 3.55096% limited partner. TCI is currently a 3.69695% limited partner and TCI-II is currently a 5.81009% limited partner.

     THCR Funding. THCR Holdings owns 100% of the outstanding shares of THCR Funding's common stock. There is no established trading market for THCR Funding's common stock. The Senior Note Indenture restricts the ability of THCR Funding to declare or pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain historical consolidated financial information of Trump AC and Plaza Associates (predecessors of THCR) for the period January 1, 1995 through June 12, 1995 and certain historical consolidated financial information of THCR for the period from inception (June 12, 1995) through December 31, 1995 (see Note 1 below) and for the years ended December 31, 1996, 1997, 1998 and 1999 (see Note 2 below). All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of THCR," and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                           Trump AC and Plaza
                                               Associates                                  THCR
                                               ----------    ---------------------------------------------------------------------
                                                             From Inception
                                                              June 12, 1995
                                                  From           through        Year           Year           Year       Year
                                             January 1, 1995  December 31,      Ended          Ended          Ended      Ended
                                                 through          1995      December 31,   December 31,   December 31, December 31,
                                              June 12, 1995     (Note 1)        1996           1997           1998         1999
                                              -------------     --------        ----           ----           ----         ----
                                                                    (in thousands, except per share data)

Statement of Operations Data:
Revenues:
 Gaming...................................       $122,865    $   175,208    $   883,441    $ 1,281,374    $ 1,288,394   $ 1,275,829
 Other (a)................................         29,523         44,659        205,829        298,950        285,277       300,054
                                                 --------    -----------    -----------    -----------    -----------   -----------
  Gross revenues..........................        152,388        219,867      1,089,270      1,580,324      1,573,671     1,575,883
 Promotional allowances...................         14,540         24,394        122,326        179,822        169,581       164,690
                                                 --------    -----------    -----------    -----------    -----------   -----------
  Net revenues............................        137,848        195,473        966,944      1,400,502      1,404,090     1,411,193
                                                 --------    -----------    -----------    -----------    -----------   -----------
Costs and expenses:
 Gaming...................................         69,467         95,533        538,398        811,458        806,907       808,560
 Other....................................          9,483         12,483         58,971         81,033         82,971        88,242
 General and administrative...............         30,081         44,792        192,082        275,717        274,770       292,327
 Depreciation and amortization............          6,999          9,219         69,035         89,094         83,722        83,323
 Pre-opening..............................             --             --         13,839             --            747            --
 Trump World's Fair closing costs (b).....             --             --             --             --             --       123,959
                                                 --------    -----------    -----------    -----------    -----------   -----------
  Total costs and expenses................        116,030        162,027        872,325      1,257,302      1,249,117     1,396,411
                                                 --------    -----------    -----------    -----------    -----------   -----------
Income from operations....................         21,818         33,446         94,619        143,200        154,973        14,782

Interest expense, net.....................        (22,113)       (31,273)      (139,530)      (205,008)      (213,507)     (215,566)
Other non-operating (expense) income (c)..         (1,649)        (4,094)        14,869         (1,028)        (1,093)       (1,501)
Loss in joint venture.....................             --             --           (925)        (3,478)        (2,969)       (3,008)
Extraordinary loss (d)....................         (9,250)            --        (60,732)            --             --            --
Minority interest.........................             --             --         26,022         24,186         22,878        75,076
Benefit for income taxes..................            161             --             --             --             --            --
Cumulative effect of change in accounting
  principle                                            --             --             --             --             --        (3,565)
                                                 --------    -----------    -----------    -----------    -----------   -----------
Net loss..................................       $(11,033)   $    (1,921)   $   (65,677)   $   (42,128)   $   (39,718)  $  (133,782)
                                                 ========    ===========    ===========    ===========    -----------   -----------
Net loss per common share(e)..............                         $(.19)        $(3.27)        $(1.85)        $(1.79)       $(6.03)
                                                             ===========    ===========    ===========    -----------   -----------
Average Shares Outstanding................                    10,133,333     20,081,122     22,794,921     22,203,612    22,178,878
                                                             ===========    ===========    ===========    ===========   ===========

Balance Sheet Data (at end of period):
Cash and cash equivalents.................       $ 28,125    $    19,208    $   175,749    $   140,328    $   114,757   $   104,026
Property and equipment, net...............        301,316        408,231      2,009,261      2,004,751      1,977,609     1,860,596
Total assets..............................        394,085        584,545      2,455,643      2,473,309      2,429,578     2,267,242
Total long-term debt, net of current
 maturities...............................        331,142        494,471      1,713,425      1,817,569      1,838,492     1,855,327
Minority interest.........................             --             --        172,604        148,418        125,540        48,409
Total capital (deficit)...................        (74,613)        50,591        388,095        328,885        286,908       152,664

___________

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

Note 2: On April 17, 1996, THCR Holdings acquired all of the outstanding equity of Taj Associates. On October 7, 1996, THCR Holdings acquired from Trump all of the outstanding equity of Castle Associates. Therefore, the financial data as of December 31, 1996 and for the year ended December 31, 1996 reflect the operations of THCR and Plaza Associates for the full year, Taj Associates for the period from April 17, 1996 to December 31, 1996, Castle Associates from October 7, 1996 to December 31, 1996, and Trump Indiana for the period June 8, 1996 (the opening date of the Indiana Riverboat) to December 31, 1996.

     (a) On September 15, 1999 an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17.2 million estimated fair market value of these assets in other revenue based on an independent appraisal.

          Taj Associates intends to continue to operate the facility as a themed restaurant and entertainment complex.

     (b) On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair was approximately $123,959,000, which includes $97,221,000 million for the writedown of the net book value of the assets and $26,738,000 million of costs incurred and to be incurred in connection with the closing and demolition of the building.

     (c) Other non-operating expense for the period January 1, 1995 through June 12, 1995 and for the period June 12, 1995 through December 31, 1995 includes $4.9 million and $2.1 million, respectively, of real estate taxes and leasing costs associated with Trump Plaza East. Other non- operating (income) expense for the year ended December 31, 1995 also includes $2.0 million in costs associated with Trump World's Fair. Other non-operating income for the years ended December 31, 1996, 1997, and 1998 include $1.028 million, $.725 million and $1.501 million, respectively, of costs associated with certain litigation.

     (d) The extraordinary loss for the years ended December 31, 1995 and 1996 relate to the redemption of the Plaza PIK Notes and Plaza PIK Note Warrants and the write-off of related unamortized deferred financing costs.

     (e) Basic loss per share has been calculated for all periods presented in accordance with Statement of Financial Accounting Standards Board No. 128 "Earnings per Share." Earnings per share is based upon average shares outstanding, shares and phantom stock units awarded to the Chief Executive officer of THCR under the 1995 Stock Plan (as defined) and common stock equivalents, if dilutive earnings per share represents net loss divided by such amounts. The shares of THCR Class B Common Stock owned by Trump have no economic interest and, therefore, are not considered.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The indentures of Trump AC and Castle Associates restrict their ability to make distributions to THCR Holdings. Therefore, the ability of THCR Holdings to service its debt is dependent on the successful operations of Trump Indiana and other future operations, the permitted distributions from Trump AC and Castle Associates and the repayment of officers notes.

     In addition, the ability of (i) Plaza Associates and Taj Associates (through Trump AC) and (ii) Castle Associates to make payments of dividends or distributions to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the Indiana Gaming Commission.

     Capital expenditures for Trump AC were $20.9 million and $21.5 million for the years ended December 31, 1998 and 1999, respectively. Capital expenditures for improvements to Trump Plaza's facilities were $12.0 million and $10.7 million for the years ended December 31, 1998 and 1999, respectively. Capital expenditures attributable to the Taj Mahal were $8.5 million and $9.3 million for the years ended December 31, 1998 and 1999, respectively.

     Castle Associates' capital expenditures for 1998 and 1999 were $2.8 million and $4.5 million, respectively and principally consisted of hotel room renovations, as well as casino floor redesign and ongoing property enhancements.

     Capital expenditures attributable to Trump Indiana were $14.5 million and $5.4 million for the years ending December 31, 1998 and 1999, respectively. Approximately $15.0 million costs of hotel construction and other infrastructure improvements will be applied towards satisfying the economic development commitment required in connection with the Indiana licensing process. THCR is currently negotiating with Majestic Star Casino, L.L.C. ("Barden"), the other riverboat licensee and joint owner with Trump Indiana of Buffington Harbor Riverboats, L.L.C. ("BHR") for the purchase of certain land and the development of a 2,000 space parking garage by BHR which would cost approximately $15 million and $25 million, respectively.

     The New Castle Senior Notes have an outstanding principal amount of $62 million and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The New Castle Senior Notes mature on April 30, 2003.

  The Working Capital Loan has an outstanding principal amount of $5 million and bears interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The entire principal balance of the Working Capital Loan matures on April 30, 2003.

     Castle Associates has the authority to obtain a working capital facility of up to $10 million (of which approximately $5.0 million is outstanding) although there can be no assurance that such financing will be available or on terms acceptable to Castle Associates.

     During the quarter ended September 30, 1998, THCR Holdings advanced a loan to Trump in the amount of $11,000,000. On October 19, 1998, THCR Holdings loaned Trump $13,500,000. Such loan was offset in its entirety when Trump advanced $13,500,000 to THCR Enterprises, L.L.C. ("THCR Enterprises"), which then purchased Trump's indebtedness to Donaldson Lufkin & Jenrette Securities Corporation. All of such indebtedness by Trump is payable on May 17, 2000 and is secured by a pledge of his shares of THCR Class B Common Stock, his limited partnership interests in THCR Holdings and his 250,000 shares of THCR Common Stock, as well as a pledge by TCI and TCI-II of their shares of THCR Class B Common Stock and their limited partnership interests in THCR Holdings.

Year 2000

    THCR assessed the Year 2000 issue and implemented a plan to insure its systems were Year 2000 compliant. Analysis was made of THCR's various customer support and internal administration systems with appropriate modifications having been made.

     The cost of addressing the Year 2000 issue was not material as modifications were made with existing systems personnel and no significant expectations for new hardware or software. As a result of these efforts, THCR was fully Year 2000 compliant.

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

Inflation

     There was no significant impact on operations as a result of inflation during 1997, 1998 or 1999.

     The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Castle Associates for the years ended December 31, 1997, 1998 and 1999, respectively. Certain reclassifications have been made to conform prior year financial information to current year presentation.

                                                                      Year Ended December 31,
                                            ---------------------------------------------------------------------------
                                               1997         1997          1997         1997      1997         1997
                                               Plaza      Trump Taj     Trump AC      Trump     Trump         THCR
                                            Associates   Associates   Consolidated   Indiana    Marina   Consolidated*
                                            -----------  -----------  -------------  --------  --------  --------------
                                                                          (in millions)
Revenues:
 Gaming...................................      $370.7       $518.4       $  889.1    $129.7    $262.6        $1,281.4
 Other....................................       108.0        123.2          231.2       3.4      64.3           298.9
                                                ------       ------       --------    ------    ------        --------
  Gross Revenue...........................       478.7        641.6        1,120.3     133.1     326.9         1,580.3
Less: Promotional Allowance...............        64.4         73.7          138.1       0.7      41.1           179.8
                                                ------       ------       --------    ------    ------        --------
  Net Revenue                                    414.3        567.9          982.2     132.4     285.8         1,400.5
                                                ------       ------       --------    ------    ------        --------
Costs and Expenses:
 Gaming...................................       233.8        321.6          555.5      84.2     171.8           811.5
 General & Administrative.................        80.2         88.0          168.1      31.5      62.7           275.7
 Depreciation & Amortization..............        24.4         41.4           66.0       5.9      17.1            89.1
 Other....................................        32.0         33.5           65.5       2.9      12.7            81.0
                                                ------       ------       --------    ------    ------        --------
  Total Costs and Expenses................       370.4        484.5          855.1     124.5     264.3         1,257.3
                                                ------       ------       --------    ------    ------        --------
Income from Operations....................        43.9         83.4          127.1       7.9      21.5           143.2
                                                ------       ------       --------    ------    ------        --------
Non-Operating Income......................         0.6          1.1            2.9         -       0.5             5.5
Interest Expense..........................       (48.6)       (94.7)        (144.1)    (10.5)    (49.9)         (211.5)
                                                ------       ------       --------    ------    ------        --------
  Total Non-Operating Expense.............       (48.0)       (93.6)        (141.2)    (10.5)    (49.4)         (206.0)
                                                ------       ------       --------    ------    ------        --------
Loss in Joint Venture.....................          --           --             --      (3.5)       --            (3.5)
                                                                                      ------                  --------
Net Loss Before Minority Interest.........      $( 4.1)      $(10.2)      $  (14.1)   $ (6.1)   $(27.9)       $  (66.3)
                                                ======       ======       ========    ======    ======
Minority Interest.........................                                                                        24.2
                                                                                                              --------
Net Loss..................................                                                                    $  (42.1)
                                                                                                              ========

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                      Year Ended December 31,
                                                                      -----------------------
                                               1998         1998          1998         1998      1998         1998
                                               Plaza      Trump Taj     Trump AC      Trump     Trump         THCR
                                            Associates   Associates   Consolidated   Indiana    Marina   Consolidated*
                                            -----------  -----------  -------------  --------  --------  --------------
                                                                          (in millions)
Revenues:
 Gaming...................................      $374.5       $514.0       $  888.5    $137.8    $262.1        $1,288.4
 Other....................................       101.6        119.1          220.7       3.6      61.0           285.3
                                                ------       ------       --------    ------    ------        --------
  Gross Revenue...........................       476.1        633.1        1,109.2     141.4     323.1         1,573.7
Less: Promotional Allowance...............        63.4         66.7          130.1       0.8      38.7           169.6
                                                ------       ------       --------    ------    ------        --------
 Net Revenue..............................       412.7        566.4          979.1     140.6     284.4         1,404.1
                                                ------       ------       --------    ------    ------        --------
Costs and Expenses:
 Gaming...................................       228.8        316.4          545.2      94.7     167.0           806.9
 General & Administrative.................        79.1         89.2          168.6      34.6      60.1           275.6
 Depreciation & Amortization..............        24.7         36.4           61.1       5.7      16.6            83.7
 Other....................................        32.4         33.8           66.2       3.9      12.9            82.9
                                                ------       ------       --------    ------    ------        --------
  Total Costs and Expenses................       365.0        475.8          841.1     138.9     256.6         1,249.1
                                                ------       ------       --------    ------    ------        --------
Income from Operations....................        47.7         90.6          138.0       1.7      27.8           155.0
                                                ------       ------       --------    ------    ------        --------
Non-Operating Income......................         1.4          2.4            5.5       0.1       0.9             8.5
Interest Expense..........................       (47.7)       (94.1)        (154.6)     (9.0)    (52.3)         (223.1)
                                                ------       ------       --------    ------    ------        --------
  Total Non-Operating Expense.............       (46.3)       (91.7)        (149.1)     (8.9)    (51.4)         (214.6)
                                                ------       ------       --------    ------    ------        --------
Loss in Joint Venture.....................          --           --             --      (3.0)       --            (3.0)
                                                                                      ------                  --------
Net Loss Before Minority Interest.........      $  1.4       $ (1.1)      $  (11.1)   $(10.2)   $(23.6)       $  (62.6)
                                                ======       ======       ========    ======    ======
Minority Interest.........................                                                                        22.9
                                                                                                              --------
Net Loss..................................                                                                    $  (39.7)
                                                                                                              ========

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                      Year Ended December 31,
                                            ---------------------------------------------------------------------------
                                               1999         1999          1999         1999      1999         1999
                                               Plaza      Trump Taj     Trump AC      Trump     Trump         THCR
                                            Associates   Associates   Consolidated   Indiana    Marina   Consolidated*
                                            -----------  -----------  -------------  --------  --------  --------------
                                                                          (in millions)
Revenues:
 Gaming...................................     $ 354.4       $513.1       $  867.5    $139.0    $269.3        $1,275.8
 Other....................................        97.9        132.8          230.7       8.2      61.3           300.1
                                               -------       ------       --------    ------    ------        --------
  Gross Revenue...........................       452.3        645.9        1,098.2     147.2     330.6         1,575.9
Less: Promotional Allowance...............        59.8         64.9          124.7       3.2      36.8           164.7
                                               -------       ------       --------    ------    ------        --------
  Net Revenue.............................       392.5        581.0          973.5     144.0     293.8         1,411.2
                                               -------       ------       --------    ------    ------        --------
Costs and Expenses:
 Gaming...................................       215.2        335.2          550.4      94.7     163.5           808.6
 Trump World's Fair Closing...............       124.0            -          124.0         -         -           124.0
 General & Administrative.................        76.4         97.1          173.6      33.2      66.4           292.3
 Depreciation & Amortization..............        21.9         36.7           58.6       7.0      17.3            83.3
 Other....................................        30.0         36.3           66.2       7.0      15.0            88.2
                                               -------       ------       --------    ------    ------        --------
  Total Costs and Expenses................       467.5        505.3          972.8     141.9     262.2         1,396.4
                                               -------       ------       --------    ------    ------        --------
Income (loss) from Operations.............       (75.0)        75.7            0.7       2.1      31.6            14.8
                                               -------       ------       --------    ------    ------        --------
Non-Operating Income......................         1.1          2.1            3.8      (1.3)      0.8             5.6
Interest Expense..........................       (47.5)       (93.6)        (153.8)     (7.1)    (54.2)         (222.7)
                                               -------       ------       --------    ------    ------        --------
  Total Non-Operating Expense.............       (46.4)       (91.5)        (150.0)     (8.4)    (53.4)         (217.1)
                                               -------       ------       --------    ------    ------        --------
Loss in Joint Venture.....................                                              (3.0)                     (3.0)
                                                                                      ------                  --------
Net Loss Before Minority Interest.........     $(121.4)      $(15.8)      $ (149.3)   $ (9.3)   $(21.8)       $ (205.3)
                                               =======       ======       ========    ======    ======
Minority Interest.........................                                                                        75.1
Cumulative Effect of Accounting Change....                                                                        (3.6)
                                                                                                              --------
Net Loss..................................                                                                    $ (133.8)
                                                                                                              ========

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                      Trump Hotels & Casino Resorts, Inc.
                             Results of Operations
           Comparison of Years Ended December 31, 1997, 1998 and 1999
                     (in millions, except statistical data)

                                                   1997         1997          1997            1997       1997           1997
                                                   Plaza      Trump Taj     Trump AC         Trump       Trump          THCR
                                                Associates   Associates   Consolidated      Indiana      Marina      Consolidated
                                                ----------   ----------   ------------      -------      ------      ------------
Table Game Revenues...........................    $   96.4     $  202.7       $  299.1     $   38.6     $   76.1       $   413.8
Table Game Drop...............................    $  654.4     $1,279.1       $1,933.5     $  213.2     $  498.5       $ 2,645.2
Table Win Percentage..........................        14.7%        15.9%          15.5%        18.1%        15.3%           15.6%
Number of Table Games.........................         117          155            272           67           91             430
Slot Revenues.................................    $  274.3     $  297.4       $  571.7     $   91.1     $  184.4       $   847.2
Slot Handle...................................    $3,381.1     $3,583.7       $6,964.8     $1,361.1     $2,267.0       $10,592.9
Slot Win Percentage...........................         8.1%         8.3%           8.2%         6.7%         8.1%            8.0%
Number of Slot Machines.......................       4,083        4,136          8,219        1,430        2,198          11,847
Other Gaming Revenues.........................         N/A     $   18.3       $   18.3          N/A     $    2.1       $    20.4
Total Gaming Revenues.........................    $  370.7     $  518.4       $  889.1     $  129.7     $  262.6       $ 1,281.4

                                                   1998         1998          1998             1998       1998           1998
                                                   Plaza      Trump Taj     Trump AC           Trump      Trump          THCR
                                                Associates   Associates   Consolidated        Indiana     Marina      Consolidated
                                                ----------   ----------   ------------        -------     ------      ------------
Table Game Revenues...........................    $  102.4     $  198.6     $  301.0        $   34.3    $   72.9        $   408.2
 Incr (Decr) over prior period................    $    6.0     $   (4.1)    $    1.9        $   (4.3)   $   (3.2)       $    (5.6)
Table Game Drop...............................    $  643.0     $1,204.8     $1,847.8        $  217.5    $  452.6        $ 2,517.9
 Incr (Decr) over prior period................    $  (11.4)    $  (74.3)    $  (85.7)       $    4.3    $  (45.9)       $  (127.3)
Table Win Percentage..........................        15.9%        16.5%        16.3%           15.8%       16.1%            16.2%
 Incr (Decr) over prior period................      1.2pts.      0.6pts.      0.8pts.       (2.3)pts.     0.8pts.          0.6pts.
Number of Table Games.........................         108          147          255              58          92              405
Incr (Decr) over prior period.................          (9)          (8)         (17)             (9)          1              (25)
Slot Revenues.................................    $  272.1     $  295.0     $  567.1        $  103.5    $  187.2        $   857.8
 Incr (Decr) over prior period................    $   (2.2)    $   (2.4)    $   (4.6)       $   12.4    $    2.8        $    10.6
Slot Handle...................................    $3,366.8     $3,623.7     $6,990.5        $1,630.8    $2,321.9        $10,943.2
 Incr (Decr) over prior period................    $  (14.3)    $   40.0     $   25.7        $  269.7    $   54.9        $   350.3
Slot Win Percentage...........................         8.1%         8.1%         8.1%            6.3%        8.1%             7.8%
 Incr (Decr) over prior period................    (0.0)pts.    (0.2)pts.    (0.1)pts.       (0.4)pts.   (0.0)pts.        (0.2)pts.
Number of Slot Machines.......................       4,144        4,152        8,296           1,352       2,167           11,815
Incr (Decr) over prior period.................          61           16           77             (78)        (31)             (32)
Other Gaming Revenues.........................         N/A     $   20.4     $   20.4             N/A    $    2.0        $    22.4
Incr (Decr) over prior period.................         N/A     $    2.1     $    2.1             N/A    $   (0.1)       $     2.0
Total Gaming Revenues.........................    $  374.5     $  514.0     $  888.5        $  137.8    $  262.1        $ 1,288.4
Incr (Decr) over prior period.................    $    3.8     $   (4.4)    $   (0.6)       $    8.1    $   (0.5)       $     7.0

                                                   1999         1999          1999            1999          1999           1999
                                                   Plaza      Trump Taj     Trump AC          Trump        Trump           THCR
                                                Associates   Associates   Consolidated       Indiana       Marina      Consolidated
                                                ----------   ----------   ------------       -------       ------      ------------
Table Game Revenues                               $   97.5     $  173.3       $  270.8        $   30.9    $   72.9       $   374.6
 Incr (Decr) over prior period                    $   (4.9)    $  (25.3)      $  (30.2)       $   (3.4)         --       $   (33.6)
Table Game Drop                                   $  631.5     $1,079.4       $1,710.9        $  183.0    $  459.0       $ 2,352.9
 Incr (Decr) over prior period                    $  (11.5)    $ (125.4)      $ (136.9)       $  (34.5)   $    6.4       $  (165.0)
Table Win Percentage                                  15.4%        16.1%          15.8%           16.9%       15.9%           15.9%
 Incr (Decr) over prior period                    (0.5)pts.    (0.4)pts.      (0.5)pts.         1.1pts.   (0.2)pts.       (0.3)pts.
Number of Table Games                                   98          143            241              50          86             377
 Incr (Decr) over prior period                         (10)          (4)           (14)             (8)         (6)            (28)
Slot Revenues                                     $  256.9     $  317.1       $  574.0        $  108.1    $  194.6       $   876.7
 Incr (Decr) over prior period                    $  (15.2)    $   22.1       $    6.9        $    4.6    $    7.4       $    18.9
Slot Handle                                       $3,250.3     $3,996.9       $7,247.2        $1,659.9    $2,476.0       $11,383.1
 Incr (Decr) over prior period                    $ (116.5)    $  373.2       $  256.7        $   29.1    $  154.0       $   439.9
Slot Win Percentage                                    7.9%         7.9%           7.9%            6.5%        7.9%            7.7%
 Incr (Decr) over prior period                    (0.2)pts.    (0.2)pts.      (0.2)pts.         0.2pts.   (0.2)pts.       (0.1)pts.
Number of Slot Machines                              3,807        4,452          8,259           1,250       2,159          11,668
 Incr (Decr) over prior period                        (337)         300            (37)           (102)         (8)           (147)
Other Gaming Revenues                                  N/A     $   22.7       $   22.7             N/A    $    1.8       $    24.5
 Incr (Decr) over prior period                         N/A     $    2.3       $    2.3             N/A    $   (0.2)      $     2.1
Total Gaming Revenues                             $  354.4     $  513.1       $  867.5        $  139.0    $  269.3       $ 1,275.8
 Incr (Decr) over prior period                    $  (20.1)    $   (0.9)      $  (21.0)       $    1.2    $    7.2       $   (12.6)

Results of Operations for the Years Ended December 31, 1997 and 1998

     Gaming revenues are the primary source of THCR's revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers."

     Gaming costs and expenses were $806.9 million for the year ended December 31, 1998, a decrease of $4.6 million or .6 % from $811.5 million for the comparable period in 1997. Decreases in marketing and promotional costs at the Atlantic City casinos were partially offset by increases at Trump Indiana.

     General and administrative expenses were $275.6 million for the year ended December 31, 1998, a decrease of $0.1 million from general and administrative expenses of $275.7 million.

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

     During the second quarter of 1997, Taj Associates, Plaza Associates and Castle Associates revised their estimates for the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Building and building improvements were re-evaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. During the third quarter 1997, Trump Indiana revised its estimates of the useful life of the riverboat and its improvements from fifteen to thirty years. THCR believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the year ended December 31, 1997, the net effect of applying these new lives was to decrease THCR Holdings' and THCR's net loss by $10,458,000 and $6,634,000, respectively, and decrease basic and diluted loss per share by $.29. For the year ended December 31, 1998, the net effect of applying these new lives was to decrease THCR Holdings' and THCR's net loss by $7,655,000 and $4,856,000, respectively, and decrease basic and diluted loss per share by $.22.

     Interest expense increased due to the additional $100,000,000 of TAC II Notes and TAC III Notes issued on December 10, 1997 of which $75,000,000 are TAC II Notes issued by Trump AC together with Trump AC Funding II and of which $25,000,000 are TAC III Notes issued by Trump AC together with Trump AC Funding III.

     Results of Operations for the Years Ended December 31, 1998 and 1999

     Gaming revenues are the primary source of THCR's revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages remained constant at 15.3% for the years ended December 31, 1998 and 1999.

     All Star had entered into the All Star Cafe Lease with Taj Associates for the lease of space at the Taj Mahal to operate an All Star Cafe. The basic rent under the All Star Cafe Lease was $1.0 million per year, paid in equal monthly installments. In addition, All Star was to pay percentage rent (as defined).

     On September 15, 1999 an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe

Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17.2 million estimated fair market value of these assets in other revenue based on an independent appraisal.

     Taj Associates intends to continue to operate the facility as a themed restaurant and entertainment complex.

     Gaming costs and expenses were $808.6 million for the year ended December 31, 1999, an increase of $1.7 million or .2% from $806.9 million for the comparable period in 1998. Trump AC's gaming costs increased $5.2 million or 1.0% for the year ended December 31, 1999 from the comparable period in 1998 due primarily to additional casino bad debt provisions at the Taj Mahal. The casino bad debt provisions at the Taj Mahal were made after appropriate legal advice had been obtained which indicated the likelihood of collection was remote. Trump AC's policy is to aggressively pursue collection issues regarding markers if such issues occur. These costs were offset by reductions in costs and expenses at Trump Plaza due to the closure of Trump World's Fair on October 4, 1999. This increase was predominantly offset by Trump Marina's $3.5 million or 2.1% decrease for the year ended December 31, 1999 from the comparable period in 1998. Trump Marina's decrease is primarily attributed to decreased promotional and complimentary expenses achieved by eliminating less profitable programs.

     General and administrative expenses were $292.3 million for the year December 31, 1999, an increase of $16.7 million or 6.1% from general and administrative expenses of $275.6 million for the prior year. This increase is attributed to increases of $6.3 million at Trump AC due primarily to charges at Taj Associates related to employee severance charges and litigation settlement reserves; $5.0 million at Trump Marina due primarily to incremental costs incurred related to the Castle Services Agreement (as defined), employee incentive compensation and insurance costs; and $6.7 million for THCR corporate expenses including development and litigation costs.

     On October 4, 1999, THCR closed Trump World's Fair. Management estimates that the cost of closing Trump World's Fair will be approximately $124.0 million, which includes $97.2 million for the writedown of the net book value of the assets and $26.8 million of costs incurred and to be incurred in connection with the closing and demolition of the building.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors, Executive Officers, Promoters and Control Persons

Management of THCR

     The following table sets forth certain information concerning each of THCR's directors and executive officers:

Name                                                                    Position
----                                                                    --------
Donald J. Trump.....................................................    Chairman of the Board of Directors
Nicholas L. Ribis...................................................    President, Chief Executive Officer and Director
Robert M. Pickus....................................................    Executive Vice President, General Counsel and
                                                                        Secretary
John P. Burke.......................................................    Executive Vice President and Corporate Treasurer
Francis X. McCarthy, Jr.............................................    Executive Vice President of Corporate Finance and
                                                                        Chief Financial Officer
Joseph A. Fusco.....................................................    Executive Vice President of Government and
                                                                        Regulatory Affairs
Wallace B. Askins...................................................    Director
Don M. Thomas.......................................................    Director
Peter M. Ryan.......................................................    Director

     Donald J. Trump--Trump, 53 years old, has been Chairman of the Board of THCR and THCR Funding since their formation in 1995. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP and the managing general partner of Plaza Associates prior to June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director of Trump AC Holding since February 1993 and was President of Trump AC Holding from February 1993 until December 1997. Trump was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996 and the Chairman of the Board of Directors of Funding II and Funding III since their formation in November 1997. Trump has been Chairman of the Board of Directors of THCR Holding Corp. and THCR/LP since October 1991; President and Treasurer of THCR Holding Corp. since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of TACC since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997. Trump has been the sole director of Trump Indiana since its formation. Trump has been Chairman of the Board of Partner Representatives of Castle Associates, the partnership that owns Trump Marina, since May 1992; and was Chairman of the Executive Committee of Castle Associates from June 1985 to May 1992. Trump is the Chairman of the Board of Directors of Castle Funding, and served as President and Treasurer of Castle Funding until April 1998. Trump is the Chairman of the Board and Treasurer of TCHI. Trump is the President, Treasurer, sole director and sole shareholder of TCI-II. Trump has been a Director of THCR Enterprises since its formation in January 1997. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

     Nicholas L. Ribis--Mr. Ribis, 55 years old, has been President, Chief Executive Officer and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until June 1993. Mr. Ribis served as Vice President of Trump AC Holding from February 1995 until December 1997. Mr. Ribis has served as President of Trump AC Holding since December 1997. Mr. Ribis has served as a director of Trump AC Holding since June 1993. Mr. Ribis has been Chief Executive Officer, President and a director of Trump AC Funding since its formation in January 1996 and Chief Executive Officer, President and a director of Funding II and Funding III since their formation in November 1997. Mr. Ribis served as Vice President of TACC until December 1997. Mr. Ribis has served as the President of TACC since December 1997. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Director of THCR/LP and THCR Holding Corp. since October 1991 and was Vice President of THCR/LP and THCR Holding Corp. until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of TCI since February 1991 and Secretary of TCI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. Mr. Ribis has served as Vice President of THCR/LP and THCR Holding Corp. since February 1998. He has also been Chief Executive Officer of Castle Associates since March 1991 and President of Castle Associates until April 1998; member of the Executive Committee of Castle Associates from April 1991 to May 1992; member of the Board of Partner Representatives of Castle Associates since May 1992; and has served as the Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively, until April 1998. Mr. Ribis is now a director of TCHI. Since April 1998, Mr. Ribis has served as President and Chief Executive Officer of TCHI and Castle Funding. Mr. Ribis has served as Vice President of TCI-II since December 1993 and had served as Secretary of TCI-II from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. Mr. Ribis has been the President and a director of THCR Enterprises since January 1997. From January 1993 to January 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995, was Counsel to the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

     Robert M. Pickus--Mr. Pickus, 45 years old, has been Executive Vice President, General Counsel and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been Secretary and a director of Trump AC Funding since its formation in January 1996 and Secretary and a director of Funding II and Funding III since their formation in November 1997. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP since November 1995. He was the Senior Vice President and Secretary of Castle Funding from June 1988 to December 1993 and General Counsel of Castle Associates from June 1985 to December 1993. Mr. Pickus has served as the Secretary of Castle Funding since April 1998. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI, and has served as the Assistant Secretary of TCHI from February 1998 until April 1998. Since April 1998, Mr. Pickus has served as the Secretary of TCHI. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Castle Associates since February 1995, Secretary of Castle Associates since February 1996 and a member of the Board of Partner Representatives of Castle Associates since October 1995. Mr. Pickus is currently the Secretary of THCR Holding Corp., has been the Vice President, Secretary and Director of THCR Enterprises since January 1997 and has been Executive Vice President of TCS since its inception and its President since November 1998. He has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

     Francis X. McCarthy, Jr.--Mr. McCarthy, 47 years old, has served as Executive Vice President of Corporate Finance and Chief Financial Officer of THCR, THCR Holdings and THCR Funding since September 1998. Mr. McCarthy has been the Chief Financial Officer of Trump AC, Trump AC Funding, Funding II and Funding III since September 1998. Mr. McCarthy has been the Executive Vice President of Finance of TCS since October 1996. Mr. McCarthy was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and Executive Vice President of Finance and Administration of Plaza Associates from June 1994 to October 1996. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

     John P. Burke--Mr. Burke, 52 years old, served as the Senior Vice President of Corporate Finance of THCR from January 1996 until June 1997. Mr. Burke served as the Senior Vice President of THCR, THCR Holdings and THCR Funding from June 1997 to January 1999. Mr. Burke has served as Executive Vice President of THCR, THCR Holdings and THCR Funding since January 1999. Mr. Burke has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997. Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Corporate Treasurer of Castle Associates since October 1991, the Vice President of Castle Associates, Castle Funding, TCI-II and TCHI since December 1993, Assistant Treasurer of TCHI since April 1998, Treasurer of Castle Funding since April 1998, a member of the Board of Partner Representatives of Castle Associates since March 1997 and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

     Joseph A. Fusco--Mr. Fusco, 55 years old, has been Executive Vice President for Government Relations & Regulatory Affairs of THCR since June 1996 and of TCS since July 1996. From August 1985 to June 1996, he practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. He has been admitted to practice law in the State of New Jersey since 1969.

     Wallace B. Askins--Mr. Askins, 69 years old, has been a director of THCR and THCR Funding since June 1995. He has also been a director of Trump AC Holding since April 11, 1994, and was a partner representative of the Board of Partner Representatives of Castle Associates from May 1992 to June 1995. Mr. Askins has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. Mr. Askins served as a director of TCI-II from May 1992 to December 1993. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

     Don M. Thomas--Mr. Thomas, 69 years old, has been a director of THCR and THCR Funding since June 1995. Mr. Thomas has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. He has also been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas served as acting Chairman of the CCC. Mr. Thomas was a director of Trump Plaza GP until June 1993 and has been a director of Trump AC Holding since June 1993. Mr. Thomas is an attorney licensed to practice law in the State of New York.

     Peter M. Ryan--Mr. Ryan, 62 years old, has been a director of THCR and THCR Funding since June 1995. He has also been the President of each of The Marlin Group, LLC and The Brookwood Carrington Fund, LLC, real estate financial advisory groups, since January 1995. Prior to that, Mr. Ryan was the Senior Vice President of The Chase Manhattan Bank for more than five years. Mr. Ryan has been a director of the Children's' Hospital FTD since October 1995.

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

     Fred A. Buro--Mr. Buro, 43 years old, has been President and Chief Operating Officer of Plaza Associates since January 2000 and served as General Manager of Plaza Associates from September 1998 until January 2000. Mr. Buro served as Executive Vice President of Marketing of Plaza Associates from May 1994 to September 1998. Mr. Buro previously served as the President of Casino Resources, Inc., a casino marketing, management and development organization from 1991 through 1994. Prior to that, Mr. Buro served from 1984 through 1991 as the President of a professional services consulting firm.

     Robert Schaffhauser--Mr. Schaffhauser, 53 years old, is a Certified Public Accountant, and has been Executive Vice President of Finance of Plaza Associates since September 1998. Mr. Schaffhauser served in a similar capacity at Trump Marina from January of 1994 through October of 1996. From November of 1996 through August of 1998, Mr. Schaffhauser was associated with THCR as a consultant. Mr. Schaffhauser also served as the Senior Vice President of Finance and Administration for Greate Bay Hotel and Casino Corporation from 1989 through 1992.

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

     Mark A. Brown--Mr. Brown, 39 years old, has been President and Chief Operating Officer of Taj Associates since January 2000. Mr. Brown was President and Chief Operating Officer of Castle Associates from November 1997 until his transfer to Taj Associates and Executive Vice President of Operations of Castle Associates from July 1995 until November 1997 and was Vice President of TCHI until his transfer to Taj Associates. Previously, Mr. Brown served as Senior Vice President of Eastern Operations for Caesar's World Marketing Corporation, National and International Divisions from 1993 until 1995. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager in December 1989.

     Rodolfo E. Prieto--Mr. Prieto, 56 years old, had been Chief Operating Officer of Taj Associates since October 1996. Mr. Prieto's employment was terminated in December 1999. Mr. Prieto has been Vice President of Trump AC Holding since February 1998. From December 1995 to October 1996, Mr. Prieto was the Executive Vice President, Operations of Taj Associates. Prior to joining the Taj Mahal, Mr. Prieto was Executive Vice President and Chief Operating Officer for Elsinore Corporation from May 1995 to November 1995; Executive Vice President in charge of the development of the Mojave Valley Resort for Elsinore Corporation from December 1994 to April 1995.

     Larry W. Clark--Mr. Clark, 55 years old, has been Executive Vice President, Casino Operations of Taj Associates since November 1991, Senior Vice President, Casino Operations of Taj Associates from May 1991 to November 1991, and Vice President, Casino Administration of Taj Associates from April 1991 to May 1991 and from January 1990 to November 1990. Prior to joining the Taj Mahal, Mr. Clark was Vice President, Casino Operations of the Dunes Hotel & Country Club from November 1990 to April 1991 and Director of Casino Marketing and Vice President, Casino Operations of the Showboat Hotel & Casino from November 1988 to January 1990.

     Nicholas J. Niglio--Mr. Niglio, 53 years old, has been Executive Vice President, International Marketing of Taj Associates since May 1996. From November 1995 to May 1996, Mr. Niglio was Senior Vice President, Casino Marketing of Taj Associates. From February 1995 to October 1995, Mr. Niglio was Vice President, International Marketing of Taj Associates. Prior to joining Taj Associates, Mr. Niglio was Executive Vice President of International Marketing/Player Development for Castle Associates from 1993 until 1995. Prior to that, Mr. Niglio served as Senior Vice President, Marketing of Caesar's World Marketing Corporation from 1991 until 1993.

     Patrick J. O'Malley--Mr. O'Malley, 45 years old, had been the Executive Vice President of Finance of Taj Associates since October 1996. Mr. O'Malley's employment was terminated in December 1999. Prior to joining the Taj Mahal, Mr. O'Malley was the Executive Vice President of Hotel Operations of Plaza Associates from September 1995 to October 1996. Prior to joining Trump Plaza, from September 1994 until September 1995, Mr. O'Malley was President of The Plaza Hotel in New York City. From December 1989 until September 1994, Mr. O'Malley was the Vice President of Finance of The Plaza Hotel in New York City.

     Stephen S. Oskiera--Mr. Oskiera, 41 years old, has served as Senior Vice President of Finance of Taj Associates since January 2000. Mr. Oskiera previously served as Vice President of Finance for TCS from November 1999 until January 2000 and as Vice President of Finance of Castle Associates from October 1998 until November 1999. Mr. Oskiera served as Executive Director of Finance for both Castle Associates and TCS from October 1995 to October 1998. Previously, Mr. Oskiera served as Corporate Controller of American Gaming & Entertainment, Ltd., a casino development company, from December 1993 to October 1995 and, prior to that, served as Financial Controller for Greate Bay Hotel & Casino, Inc. d/b/a/ the Sands Hotel & Casino in Atlantic City, New Jersey from May 1987 to December 1993.

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

     Lawrence J. Mullin--Mr. Mullin, 37 years old, joined Castle Associates as Vice President of Slot Operations and Marketing in August 1995, and effective January 2000, was promoted to and serves as President and Chief Operating Officer. Mr. Mullin also serves as Vice President of TCHI as well as Vice President and Assistant Secretary of Castle Funding. Previously, Mr. Mullin served as Senior Vice President of Marketing since June 1998. Prior to that, Mr. Mullin served as Vice President of Slot and Casino Marketing from 1992 until 1995 at the Taj Mahal.

     Joseph A. D'Amato--Mr. D'Amato, 52 years old, serves as Vice President of Finance of Castle Associates, as well as, Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding and Assistant Treasurer and Chief Financial Officer of TCHI since November 1999. Previously, Mr. D'Amato served as Chief Operating Officer of Trump Indiana since August 1997. Prior to that, Mr. D'Amato was Senior Vice President of Finance and Administration of Trump Indiana from April 1997 to August 1997. For the twelve years prior to working with THCR, Mr. D'Amato held various financial and administrative positions with Bally's (now Park Place) casino in Atlantic City.

     Asher O. Pacholder--Dr. Pacholder, 62 years old, has been a partner representative of the Board of Partner Representatives since May 1992. Dr. Pacholder served as a director and the President of TCI-II from May 1992 to December 1993. He has served as the Chairman of the Board of Directors and Chief Financial Officer of ICO, Inc., an oil field services and petrochemicals processing company, since February 1995 and Chief Operating Officer and a director of Wedco Technology, Inc. since May 1996. Dr. Pacholder has served as Chairman of the Board and Managing Director of Pacholder

Associates, Inc., an investment advisory firm, since 1983. In addition, Dr. Pacholder is Chairman of the Board of Directors of USF&G Pacholder Fund, Inc., a closed-end investment company, and he serves on the Board of Directors of Southland Corporation, which owns and operates convenience stores.

     Thomas F. Leahy--Mr. Leahy, 62 years old, has been a partner representative on the Board of Partner Representatives since June 1993. Mr. Leahy served as a director and Treasurer of TCI-II from May 1992 to December 1993. From 1991 to July 1992, Mr. Leahy served as Executive Vice President of CBS Broadcast Group, a unit of CBS, Inc. Mr. Leahy retired from CBS, Inc. in 1992, having served in various executive capacities over a 30-year period. Since November 1992, Mr. Leahy has served as President of The Theater Development Fund, a service organization for the performing arts. Since July 1992 Mr. Leahy has served as Chairman of VT Properties, Inc., a privately-held corporation which invests in literary, stage, and film properties.

     Arthur S. Bahr--Mr. Bahr, 68 years old, has been a partner representative on the Board of Partner Representatives since June 1995 and previously served as a director of TCI-II from August 1993 to January 1994. Mr. Bahr retired in February 1994 after serving in various senior investment positions for General Electric Investment Corporation since 1970. Mr. Bahr serves on the Board of Directors of Renaissance Reinsurance.

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

     R. Bruce McKee--Mr. McKee, 53 years old, has served as Senior Vice President and General Manager of Trump Indiana since October 1999, served as general manager of Trump Kansas City LLC from January 1999 until September 1999, served as the Senior Vice President of Corporate Finance of THCR, Trump AC Funding and TACC from June 1997 until September 1998. Mr. McKee served as Chief Financial Officer of THCR from June 1997 until September 1998. Mr. McKee has served as the Senior Vice President of Corporate Finance of Funding II and Funding III since December 1997. Mr. McKee served as President and Chief Operating Officer of Castle Associates from October 1996 until June 1997. Mr. McKee was acting Chief Operating Officer of Taj Associates from October 1995 through October 1996, Senior Vice President, Finance of Taj Associates from July 1993 through October 1996 and Vice President, Finance of Taj Associates from September 1990 through June 1993. Mr. McKee has been the Assistant Treasurer of THCR/LP, Realty Corp. and TCI since September 1991. Mr. McKee served as the Assistant Treasurer of THCR Holding Corp. from September 1991 until February 1998. Previously, Mr. McKee was Vice President of Finance of Elsinore Shore Associates, the owner and operator of the Atlantis Casino Hotel Atlantic City, from April 1984 to September 1990 and Treasurer of Elsinore Finance Corp., Elsinore of Atlantic City and Elsub Corp. from June 1986 to September 1990.

     Mr. McKee is a citizen of the United States.

     Management of TCS

     Set forth below are the names, ages, positions and offices held with TCS and a brief account of the business experience during the past five years of each of the executive officers of TCS, other than those who are directors or executive officers of THCR.

     Kevin S. Smith--Mr. Smith, 43 years old, has been the Vice President of Corporate Litigation of TCS since October 1996. Mr. Smith was the Vice President, General Counsel of Plaza Associates from February 1995 to October 1996. Mr. Smith was previously associated with Cooper Perskie April Niedelman Wagenheim & Levenson, an Atlantic City law firm specializing in trial litigation. From 1989 until February 1992, Mr. Smith handled criminal trial litigation for the State of New Jersey, Department of Public Defender, assigned to the Cape May and Atlantic County Conflict Unit.

     Mr. Smith is a citizen of the United States and is licensed by the CCC.

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

     To THCR's knowledge, based solely on review of the copies of such reports furnished to THCR, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 1999.

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



                                         Annual Compensation               Long Term Compensation Awards
                                      -------------------------            ------------------------------
                                                                           Restricted       Securities
        Name and Principal                                                    Stock         Underlying       All Other
             Position               Year       Salary           Bonus       Awards($)       Options(#)     Compensation
----------------------------------  ----  -----------------  ------------  ------------  ----------------  --------------
Donald J. Trump...................  1999       $1,000,000         --             --                  --     $2,648,000(1)
Chairman of the Board               1998        1,000,000         --             --             500,000        222,474(1)
                                    1997        1,000,000         --             --                  --        212,960(1)

Nicholas L. Ribis.................  1999       $1,996,500   $480,000(2)          --                  --     $    4,800(4)
Chief Executive Officer             1998        1,996,500         --                            183,333          4,800(4)
                                    1997        1,996,500         --       $758,326(3)               --          4,000(4)

Robert M. Pickus..................  1999       $  324,653   $ 50,000             --                  --     $    4,800(4)
Executive Vice President, General   1998          299,428         --             --              30,000          4,298(4)
 Counsel and Secretary              1997          299,160     25,000             --                  --          4,000(4)

Joseph A. Fusco...................  1999       $  324,510   $ 36,470             --                  --     $    4,800(4)
Executive Vice President of         1998          296,343         --             --              20,000          4,800(4)
 Government and Regulatory Affairs  1997          295,660     25,000             --                  --          4,000(4)

Francis X. McCarthy, Jr...........  1999       $  320,073         --             --                  --     $    4,800(4)
Executive Vice President of         1998          303,593         --             --              10,000          4,621(4)
 Corporate Finance and              1997          307,382         --             --                  --          3,958(4)
 Chief Financial Officer

John P. Burke.....................  1999       $  225,438   $ 50,000             --                  --     $    4,800(4)
Executive Vice President,           1998          182,524         --             --              30,000          4,800(4)
 Corporate Treasurer                1997          181,240         --             --                  --          4,000(4)


----------------------
(1) The amount listed in 1999 includes $2,258,000 recorded pursuant to the Castle Services Agreement (as defined) in addition to reimbursement of expenses pursuant to the Executive Agreement between Trump, THCR and THCR Holdings.
(2) During January 1999 Mr. Ribis received a net bonus of $250,000 which resulted in a before tax bonus of $480,000. It is anticipated that the tax portion of the bonus will be paid back to the Company.
(3) On June 12, 1997, 66,666 shares of stock were issued in accordance with Mr. Ribis' employment agreement.
(4) Represents vested and unvested contributions made by Plaza Associates, Taj Associates, Castle Associates and/or TCS to Trump Plaza Hotel and Casino Retirement Savings Plan, Trump Taj Mahal Retirement Savings Plan, Trump's Castle Hotel and Casino Retirement Savings Plan and Trump Casino Services Retirement Savings Plan, respectively. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee's compensation plus the employer matching contributions equaling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

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

     The following table sets forth the number of shares covered by options held by the Board of Directors and Messrs. Trump, Ribis, Pickus, Burke, McCarthy and Fusco, the only members of the Executive Group who held options in 1999, and the value of the options as of December 31, 1999.

                             FY-End Option Value(1)

                                                                                  Number of Securities
                                                                                 Underlying Unexercised
                                                                                  Options at FY-End(#)
                                                                                  --------------------
Name                                                                            Exercisable/Unexercisable
----                                                                            -------------------------

Donald J. Trump...............................................................       333,333       166,667
Nicholas L. Ribis.............................................................       140,000        43,333
Robert M. Pickus..............................................................        20,000        10,000
John P. Burke.................................................................        20,000        10,000
Francis X. McCarthy, Jr.......................................................         6,667         3,333
Joseph A. Fusco...............................................................        13,333         6,667
Wallace B. Askins.............................................................         1,667           833
Peter M. Ryan.................................................................         1,667           833
Don M. Thomas.................................................................         1,667           833

----------------------

(1) Based on a closing sale price of $3.375 per share of THCR Common Stock on December 31, 1999, all of the options were out of the money at fiscal year end.

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

     THCR Holdings has an employment agreement with Robert M. Pickus (the "Pickus Agreement") pursuant to which he serves as Executive Vice President and General Counsel. The Pickus Agreement, the term of which expires on December 31, 2000 if not extended, provides for initial annual compensation of $295,000 plus bonus. Employment may be terminated only for "cause," which is defined in the Pickus Agreement as Mr. Pickus's (i) revocation of his casino key employee license, (ii) conviction of certain crimes, (iii) disability or death or (iv) breach of his duty to THCR Holdings. Upon termination for cause, Mr. Pickus will receive only compensation earned to the date of termination. Pursuant to the Pickus Agreement, Mr. Pickus has agreed not to accept employment for or on behalf of any other casino hotel located in Atlantic City during the term of the Pickus Agreement.

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

     Certain Related Party Transactions--THCR.

     THCR had entered into a ten-year lease with Trump-Equitable Company, dated as of July 1, 1995, for the lease of office space in The Trump Tower in New York City, which THCR may use for its general executive and administrative offices. The fixed rent is $115,500 per year, paid in equal monthly installments, for the period from July 1, 1995 to June 30, 2000 and will be $129,250 per year, paid in equal monthly installments, for the period from July 1, 2000 to June 30, 2005. In addition, THCR will pay as additional rent, among other things, a portion of the property taxes due each year. THCR has the option to terminate this lease upon ninety days' written notice and payment of $32,312.50. In March 2000, the lease was terminated and THCR moved into the office space previously occupied by Taj Associates.

     During the quarter ended September 30, 1998, THCR Holdings advanced a loan to Trump in the amount of $11,000,000. On October 19, 1998, THCR Holdings loaned Trump $13,500,000. Such loan was offset in its entirety when Trump advanced $13,500,000 to THCR Enterprises, L.L.C. ("THCR Enterprises"), which then purchased Trump's indebtedness to Donaldson Lufkin & Jenrette Securities Corporation. All of such indebtedness by Trump is payable on May 17, 2000 and is secured by a pledge of his shares of THCR Class B Common Stock, his limited partnership interests in THCR Holdings and his 250,000 shares of THCR Common Stock, as well as a pledge by TCI and TCI-II of their shares of THCR Class B Common Stock and their limited partnership interests in THCR Holdings.

     Beginning in late 1997, THCR's Atlantic City properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced THCR revenues. In 1997, 1998 and 1999, THCR incurred approximately $54,000, $1,100,000 and $2,209,000, respectively, for customer costs associated with such utilization. In exchange for having Trump's plane available to customers of the Atlantic City properties, THCR has incurred pilot costs of approximately $265,000, $246,000 and $298,000 for the years ended December 31, 1997, 1998 and
1999, respectively.

     Certain Related Party Transactions--Plaza Associates. Seashore Four was the fee owner of a parcel of land constituting a portion of the Plaza Casino Parcel, which it leased to Plaza Associates. In January 1997, Plaza Associates exercised the option to purchase the land under the lease with Seashore Four for $10 million.

     Certain Related Party Transactions--Taj Associates. Taj Associates had entered into a lease with Trump-Equitable Company for the lease of office space in Trump Tower in New York City, which Taj Associates used as a marketing office. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full twelve months in 1993 and 1994 and eight months in 1995. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,285. In March 2000, THCR moved to this office space from its previous location in Trump Tower.

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

     In consideration for the Castle Services to be rendered by TCI-II, Castle Associates will pay an annual fee (which is identical to the fee which was payable under the previously existing management agreement) to TCI-II in the amount of $1.5 million for each year in which EBITDA exceeds the following amounts for the years indicated: 1993--$40.5 million; 1994--$45.0 million; 1995 and thereafter--$50.0 million. If EBITDA in any fiscal year does not exceed the applicable amount, no annual fee is due. In addition, if the annual fee is attained, TCI-II will be entitled to an incentive fee, beginning with the fiscal year ending December 31, 1994, in an amount equal to 10% of EBITDA in excess of $45.0 million for such fiscal year. Castle Associates will also be required to advance to TCI-II $125,000 a month which will be applied toward the annual fee, provided, however, that no advances will be made during any year if and for so long as the Managing Partner (defined in the Castle Services Agreement as Trump) determines, in his good faith reasonable judgment, that Castle Associates' budget and year-to-date performance indicate that the minimum EBITDA levels (as specified above) for such year will not be met. If for any year during which annual fee advances have been made it is determined that the annual fee was not earned, TCI-II will be obligated to promptly repay any amounts previously advanced. For purposes of calculating EBITDA under the Castle Services Agreement, any incentive fees paid in respect of 1994 or thereafter shall not be deducted in determining net income. Pursuant to this agreement, Trump earned approximately $2.3 million based on Castle Associates' EBITDA for the year ended December 31, 1999. During the years ended 1997 and 1998, there were no fees payable by Castle Associates under the Castle Services Agreement. As Castle Associates did not meet the required level of EBITDA in 1996, the monthly advances to TCI-II related to the Castle Services Agreement were suspended and on October 6, 1996, Castle Associates recorded a receivable in the amount of $1.25 million which represented the amounts advanced to TCI-II during the year. This amount was offset against the fees earned for the year ended December 31, 1999. The Castle Services Agreement expires on December 31, 2005.

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

     Mr. Ribis also serves on the Board of Directors of Realty Corp., which, prior to April 17, 1996, leased certain real property to Taj Associates, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Realty Corp.

     In 1999, Trump's compensation pursuant to the Castle Services Agreement was $2,258,000.

     John Barry, Trump's brother-in-law, is a partner of Tompkins, McGuire, Wachenfeld & Barry, a New Jersey law firm which provides, from time to time, legal services to THCR and its subsidiaries. In 1999, Tompkins, McGuire, Wachenfeld & Barry received approximately $857,000 in fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership

     THCR. The following table sets forth, as of March 20, 2000, certain information regarding the beneficial ownership of THCR Common Stock by (i) each of THCR's executive officers, (ii) each director of THCR, (iii) each person who is known to THCR to own beneficially more than 5% of the THCR Common Stock and
(iv) all officers and directors of THCR as a group. In the case of persons other than officers and directors of THCR, such information is based solely on a review of Schedules 13G filed with the Commission.

                                                                                       Beneficial Ownership
                                                                                       --------------------
Name                                                                                 Number               Percent
----                                                                                 ------               -------
Donald J. Trump.............................................................        15,702,306(1)           41.3%
Nicholas L. Ribis...........................................................           315,624(2)            1.1%
John P. Burke...............................................................            22,270(3)              *
Francis X. McCarthy, Jr.....................................................             8,762(4)              *
Robert M. Pickus............................................................            22,000(5)              *
Joseph A. Fusco.............................................................            13,333(6)              *
Wallace B. Askins...........................................................             4,667(7)              *
Don M. Thomas...............................................................             4,167(7)              *
Peter M. Ryan...............................................................            11,667(7)              *
Conesco, Inc................................................................         2,010,000(8)            8.9%
Dimensional Fund Advisors Inc...............................................         1,698,500(9)            7.5%
Mario J. Gabelli............................................................         1,407,500(10)           6.2%
Bay Harbour Management, L.C.................................................         1,311,500(11)           5.8%
All officers and directors of THCR (9 persons)..............................        16,104,795              42.2%

     The above persons have sole voting and investment power, unless otherwise indicated below.

----------------------
*   Less than 1%.
(1) 725 Fifth Avenue, New York, New York 10022. These shares include 10,300,456, 1,407,017, and 2,211,250 shares of THCR Common Stock into which Trump's, TCI's and TCI-II's limited partnership interests in THCR Holdings are convertible, subject to certain adjustments. TCI and TCI-II are corporations wholly owned by Trump. These shares also include (a) 250,250 shares of THCR Common Stock, of which 150 are held as custodian for his children, and (b) 1,200,000 shares of THCR Common Stock underlying currently exercisable warrants to purchase THCR Common Stock held by Trump of which (i) 600,000 shares may be purchased on or before April 17, 2000 at $35.00 per share and
    (ii) 600,000 shares may be purchased on or before April 17, 2001 at $40.00 per share. Trump beneficially owns an approximately 37% limited partnership interest in THCR Holdings, of which approximately 4% is held directly by TCI and 6% by TCI-II. Trump is also the beneficial owner of all of the outstanding shares of THCR Class B Common Stock (1,000 shares) of which he holds 850 shares directly and holds 50 shares through TCI and 100 shares through TCI-II. The figure stated above includes options exercisable for 333,333 shares of THCR at $4.625 per share.
(2) Includes (i) a fully vested stock bonus award of 133,333 shares, (ii) 34,000 shares held by Mr. Ribis, (iii) 3,081 shares and 2,739 shares held by Mr. Ribis as custodian for his son, Nicholas L. Ribis Jr., and his daughter, Alexandria Ribis, respectively, of which shares Mr. Ribis disclaims beneficial ownership, and (iv) 140,000 shares underlying currently exercisable options to purchase THCR Common Stock at $4.625 per share. Mr. Ribis also owns 2,471 shares in his 401K Plan.
(3) Mr. Burke shares voting and dispositive power of 200 of these shares with his wife. These shares also include 200 shares beneficially owned solely by his wife, of which shares Mr. Burke disclaims beneficial ownership. Mr. Burke also owns options for 20,000 shares which are exercisable at $4.625 per share and 1,570 shares in his 401K Plan.
(4) Includes options exercisable for 6,667 shares at $4.625 per share and 2,095 shares in his 401K Plan.
(5) Includes options exercisable for 20,000 shares at $4.625 per share.
(6) Includes options exercisable for 13,333 shares at $4.625 per share.
(7) Includes options exercisable for 1,667 shares at $4.625 per share.
(8) 11825 North Pennsylvania Street, Carmel, Indiana 46032. These shares are beneficially owned by Bankers Life and Casualty Company, an insurance company, of which Conseco, Inc. is the parent holding company.
(9) 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 1,698,500 shares of THCR Common Stock as of December 31, 1999, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(10) One Corporate Center, Rye, New York 10580-1434. Mario J. Gabelli claims beneficial ownership of these shares through various entities which he directly or indirectly controls or for which he acts as chief investment officer.
(11) 777 South Harbour Island Boulevard, Suite 270, Tampa, Florida 33602. Bay Harbour Management, L.C. ("Bay Harbour") is an investment advisor and claims beneficial ownership of these shares which it holds for the account of investment funds and managed accounts.

     As security for certain indebtedness of Trump and his affiliates (other than THCR and its subsidiaries) owed to an affiliate, Trump pledged all of his shares of THCR Class B Common Stock, all of his limited partnership interests in THCR Holdings and his 250,000 shares of THCR Common Stock, and caused TCI and TCI-II to pledge their shares of THCR Class B Common Stock and limited partnership interests in THCR Holdings.

     THCR Holdings. THCR Holdings is a limited partnership of which THCR is a 59.87743% general partner, Trump is a 27.06457% limited partner, THCR/LP is a 3.55096% limited partner, TCI is a 3.69695% limited partner and TCI II is a 5.81009% limited partner.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Affiliate party transactions are governed by the provisions of the Senior
Note Indenture, the TAC I Note Indenture, the TAC II Note Indenture and the TAC III Note Indenture, which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of THCR for certain affiliated transactions. Affiliated transactions with respect to Castle Associates are governed by the indentures under which Castle Associates' notes were issued.

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

     In March 2000, the Board of Directors of THCR authorized and directed THCR to cause Taj Associates, Plaza Associates, Castle Associates and Trump Indiana to enter into indemnification agreements with each of the Directors of THCR in connection with the performance of their duties as Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Financial Statements. See the Index immediately following the signature page.

    (b) Reports on Form 8-K. The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 1999.

    (c) Exhibits.

Exhibit No                                             Description of Exhibit
----------                                             ----------------------
      2.1(12)  Agreement, dated as of June 24, 1996, among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino
               Resorts Holdings, L.P., TC/GP, Inc., Trump's Castle Hotel & Casino, Inc. and Donald J. Trump.
       3.1(9)  Amended and Restated Certificate of Incorporation of Trump Hotels & Casino Resorts, Inc.
       3.2(9)  Amended and Restated By-Laws of Trump Hotels & Casino Resorts, Inc.
    3.1.3(14)  Amendment to the Amended and Restated Certificate of Incorporation of Trump Hotels & Casino Resorts, Inc.
       4.1(4)  Mortgage Note Indenture, among Trump Plaza Funding, Inc., as issuer, Trump Plaza Associates, as guarantor, and First Bank National Association, as trustee.
       4.2(4)  Indenture of Mortgage, between Trump Plaza Associates, as mortgagor, and Trump Plaza Funding, Inc., as mortgagee.
       4.3(4)  Assignment Agreement between Trump Plaza Funding, Inc., and First Bank National Association, as trustee.
       4.4(4)  Assignment of Operating Assets from Trump Plaza Associates to Trump Plaza Funding, Inc.
       4.5(4)  Assignment of Leases and Rents from Trump Plaza Associates to Trump Plaza Funding, Inc.
       4.6(4)  Indenture of Mortgage between Trump Plaza Associates and First Bank National Association, as trustee.
       4.7(4)  Assignment of Leases and Rents from Trump Plaza Associates to First Bank National Association, as
               trustee.
       4.8(4)  Assignment of Operating Assets from Trump Plaza Associates to First Bank National Association, as
               trustee.
       4.9(4)  Trump Plaza Associates Note to Trump Plaza Funding, Inc.
      4.10(4)  Mortgage Note Certificate (included in Exhibit 4.1).
      4.11(4)  Pledge Agreement of Trump Plaza Funding, Inc., in favor and for the benefit of First Bank National
               Association, as trustee.
    4.12-4.16  Intentionally omitted.
    4.17.1(9)  Senior Secured Note Indenture between Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels &
               Casino Resorts Funding, Inc., as issuers, and First Bank National Association, as trustee.
   4.17.2(11)  Supplemental Indenture by Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
               Funding, Inc. with respect to their 15 1/2% Senior Secured Notes due 2005.
   4.17.3(11)  Second Supplemental Indenture by Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino
               Resorts Funding, Inc. with respect to their 15 1/2% Senior Secured Notes due 2005.
      4.18(9)  Senior Secured Note Certificate (included in Exhibit 4.17).
    4.19.1(9)  Pledge Agreement, dated June 12, 1995, from Trump Hotels & Casino Resorts Holdings, L.P. as pledgor to
               First Bank National Association as collateral agent, on behalf of First Bank National Association in its respective capacities as trustees.
    4.19.2(9)  Pledge Agreement, dated June 12, 1995, from Trump Hotels & Casino Resorts Holdings, L.P. as pledgor to
               First Bank National Association as trustee.
    4.19.3(9)  Pledge Agreement, dated June 12, 1995, from Trump Plaza Holding Associates as pledgor to First Bank
               National Association as collateral agent, on behalf of First Bank National Association in its respective capacities as trustees.
    4.19.4(9)  Pledge Agreement, dated June 12, 1995, from Trump Plaza Holding, Inc. as pledgor to First Bank National
               Association as collateral agent, on behalf of First Bank National Association in its respective capacities as trustees.

Exhibit No                                             Description of Exhibit
----------                                             ----------------------
   4.19.5(11)  Pledge Agreement, dated April 17, 1996, from Trump Hotels & Casino Resorts Holdings, L.P. as pledgor to
               First Bank National Association as Senior Note Trustee.
   4.19.6(11)  Pledge Agreement, dated April 17, 1996, from Trump Atlantic City Associates as pledgor to First Bank
               National Association as Senior Note Trustee.
   4.19.7(11)  Pledge Agreement, dated April 17, 1996, from Trump Atlantic City Holding, Inc. as pledgor to First Bank
               National Association as Senior Note Trustee.
   4.19.8(11)  Pledge Agreement, dated April 17, 1996, from Trump Atlantic City Corporation as pledgor to First Bank
               National Association as Senior Note Trustee.
     4.20(14)  Pledge Agreement, dated as of October 7, 1996, by and between Trump Hotels & Casino Resorts Holdings,
               L.P. and First Bank National Association, as trustee.
     4.21(14)  Pledge Agreement, dated as of October 7, 1996, by and between Trump's Castle Hotel & Casino, Inc. and
               First Bank National Association, as trustee.
    4.22-4.23  Intentionally omitted.
      4.24(9)  Cash Collateral and Disbursement Agreement, dated June 12, 1995, among First Bank National Association, as disbursement agent, First Bank National Association, as trustee, and Trump Hotels & Casino Resorts
               Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc., as issuers.
      4.25(8)  Certificate of Common Stock of Trump Hotels & Casino Resorts, Inc.
     4.26(11)  Indenture, dated April 17, 1996, among Trump Atlantic City Associates and Trump Atlantic City Funding,
               Inc., as issuers, Trump Plaza Associates, Trump Taj Mahal Associates and The Trump Taj Mahal
               Corporation, as guarantors, and First Bank National Association as trustee.
     4.27(11)  First Mortgage Note Certificate (included in Exhibit 4.26.1).
   4.28.1(11)  Indenture of Mortgage and Security Agreement among Trump Taj Mahal Associates, as mortgagor, and First
               Bank National Association, as collateral agent, as mortgagee.
   4.28.2(11)  Indenture of Mortgage and Security Agreement among Trump Plaza Associates, as mortgagor, and First Bank
               National Association, as collateral agent, as mortgagee.
   4.29.1(11)  Assignment of Leases and Rents among Trump Taj Mahal Associates, as assignor, and First Bank National
               Association, as collateral agent, as mortgagee.
   4.29.2(11)  Assignment of Leases and Rents among Trump Plaza Associates, as assignor, and First Bank National
               Association, as collateral agent, as mortgagee.
     4.30(11)  Collateral Agency Agreement among First Bank National Association, as collateral agent, First Bank
               National Association, as trustee, Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., the
               other secured parties signatory thereto, and the guarantors under the First Mortgage Note Indenture.
     4.31(11)  Warrants of Trump Hotels & Casino Resorts, Inc. issued to Donald J. Trump.
     4.32(17)  Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic
               City Funding II, Inc., as issuers, Trump Atlantic City Corporation, Trump Casino Services, L.L.C., Trump
               Communications, L.L.C., Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S.
               Bank National Association, as trustee.
     4.33(16)  Registration Rights Agreement, dated as of December 10, 1997, by and among Trump Atlantic City
               Associates and Trump Atlantic City Funding II, as issuers, Trump Atlantic City Corporation, Trump Casino
               Services, L.L.C., Trump Communications, L.L.C., Trump Plaza Associates and Trump Taj Mahal Associates as
               guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchaser.
     4.34(18)  Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic
               City Funding III, Inc., as issuers, Trump Atlantic City Corporation, Trump Casino Services, L.L.C.,
               Trump Communications, L.L.C., Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and
               U.S. Bank National Association, as trustee.
     4.35(15)  Registration Rights Agreement, dated as of December 10, 1997, by and among Trump Atlantic City
               Associates and Trump Atlantic City Funding III, as issuers, Trump Atlantic City Corporation, Trump
               Casino Services, L.L.C., Trump Communications, L.L.C., Trump Plaza Associates and Trump Taj Mahal
               Associates, as guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchaser.
     4.36(18)  Indenture of Mortgage and Security Agreement dated as of December 10, 1997, by Trump Plaza Associates as mortgagor and U.S. Bank National Association (as Collateral Agent) as mortgagee.
     4.37(18)  Indenture of Mortgage and Security Agreement dated as of December 10, 1997, by Trump Taj Mahal
               Associates as mortgagor and U.S. National Association (as Collateral Agent) as mortgagee.

Exhibit No                                             Description of Exhibit
----------                                             ----------------------
     4.38(18)  Assignment of Leases and Rents dated as of December 10, 1997, by Trump Plaza Associates as assignor and
               U.S. Bank National Association (as Collateral Agent) as assignee.
     4.39(18)  Assignment of Leases and Rents dated as of December 10, 1997, by Trump Taj Mahal Associates as assignor and U.S. Bank National Association (as Collateral Agent) as assignee.
    10.1-10.6  Intentionally omitted.
      10.7(6)  Employment Agreement between Trump Plaza Associates and Barry Cregan.
   10.8-10.27  Intentionally omitted.
     10.28(1)  Option Agreement, dated as of February 2, 1993, between Donald J. Trump and Trump Plaza Associates.
        10.29  Intentionally omitted.
     10.30(2)  Amended and Restated Services Agreement between Trump Plaza Associates and Trump Plaza Management Corp.
  10.31-10.32  Intentionally omitted.
     10.33(3)  Mortgage from Donald J. Trump, as nominee, to Albert Rothenberg and Robert Rothenberg, dated October 3,
               1983.
        10.34  Intentionally omitted.
   10.35.1(3)  Mortgage from Trump Plaza Associates to The Mutual Benefit Life Insurance Company, dated October 5, 1990.
   10.35.2(3)  Collateral Assignment of Leases from Trump Plaza Associates to The Mutual Benefit Life Insurance
               Company, dated October 5, 1990.
  10.36-10.37  Intentionally omitted.
   10.38.1(5)  Employment Agreement between Trump Plaza Associates and Nicholas L. Ribis.
   10.38.2(9)  Employment Agreement between Trump Hotels & Casino Resorts Holdings, L.P. and Nicholas L. Ribis (with exhibits).
   10.39.1(5)  Severance Agreement between Trump Plaza Associates and Robert M. Pickus.
  10.39.2(15)  Employment Contract, dated July 7, 1995, between Trump Hotels & Casino Resorts Holdings, L.P. and Robert
               M. Pickus.
     10.40(7)  Employment Agreement, dated as of February 7, 1995, between Trump Plaza Associates and Kevin S. Smith.
     10.41(7)  Employment Agreement between Trump Plaza Associates and James A. Rigot.
     10.42(7)  Option and Right of First Offer Agreement between Trump Plaza Associates and Missouri Boardwalk Inc., dated June 24, 1993.
     10.43(7)  Lease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.
     10.44(7)  Sublease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.
        10.45  Intentionally omitted.
   10.46.1(9)  Executive Agreement among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino
               Resorts Holdings, L.P.
  10.46.2(13)  Amendment to Executive Agreement, dated as of May 16, 1996, by and among Donald J. Trump, Trump Hotels &
               Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.
   10.47.1(9)  1995 Stock Incentive Plan of Trump Hotels & Casino Resorts, Inc.
  10.47.2(13)  Amendment No. 1 to Trump Hotels & Casino Resorts, Inc. 1995 Stock Incentive Plan.
     10.50(8)  Acquisition Agreement, dated April 27, 1995, between Trump Oceanview, Inc. and The New Jersey Sports and
               Exposition Authority.
   10.51.1(8)  Amended and Restated Partnership Agreement of Trump Hotels & Casino Resorts Holdings, L.P.
  10.51.2(11)  Second Amended and Restated Agreement of Limited Partnership of Trump Hotels & Casino Resorts Holdings,
               L.P.
  10.51.3(14)  Third Amended and Restated Agreement of Limited Partnership of Trump Hotels & Casino Resorts Holdings,
               L.P., dated as of October 7, 1996.
   10.52.1(9)  Exchange and Registration Rights Agreement, dated June 12, 1995, between Trump Hotels & Casino Resorts,
               Inc. and Donald J. Trump.
  10.52.2(11)  Amended and Restated Exchange and Registration Rights Agreement, dated April 17, 1996, among Trump
               Hotels & Casino Resorts, Inc., Donald J. Trump and Trump Casinos, Inc.

Exhibit No                                             Description of Exhibit
----------                                             ----------------------
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

----------------------
* Filed only with the Annual Report on Form 10-K of THCR for the year ended December 31, 1999.
** Filed only with the Annual Report on Form 10-K of THCR Holdings and THCR Funding for the year ended December 31, 1999.

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

                              Trump Hotels & Casino Resorts, Inc.

                              By: /s/ Nicholas L. Ribis
                                  ---------------------
                                  Nicholas L. Ribis
                                  Title:  President, Chief Executive Officer
                                  Date:  March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                                 Title                                Date
          ---------                                 -----                                ----
/s/ Donald J. Trump                     Chairman of the Board of Directors             March 30, 2000
----------------------------
Donald J. Trump

/s/ Nicholas L. Ribis                   President, Chief Executive Officer and         March 30, 2000
----------------------------            Director (Principal Executive Officer)
Nicholas L. Ribis

/s/ Francis X. McCarthy, Jr.            Executive Vice President, Corporate Finance    March 30, 2000
----------------------------            and Chief Financial Officer (Principal
Francis X. McCarthy, Jr.                Accounting and Financial Officer)


/s/ Wallace B. Askins                   Director                                       March 30, 2000
----------------------------
Wallace B. Askins

/s/ Don M. Thomas                       Director                                       March 30, 2000
----------------------------
Don M. Thomas

/s/ Peter M. Ryan                       Director                                       March 30, 2000
----------------------------
Peter M. Ryan

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Trump Hotels & Casino Resorts Holdings, L.P.

                              By: /s/ Nicholas L. Ribis
                                  ---------------------
                                  Nicholas L. Ribis
                                  Title:  President, Chief Executive Officer
                                  Date:  March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                                 Title                                Date
          ---------                                 -----                                ----
/s/ Donald J. Trump                     Chairman of the Board of Directors             March 30, 2000
----------------------------
Donald J. Trump

/s/ Nicholas L. Ribis                   President, Chief Executive Officer and         March 30, 2000
----------------------------            Director (Principal Executive Officer)
Nicholas L. Ribis

/s/ Francis X. McCarthy, Jr.            Executive Vice President, Corporate Finance    March 30, 2000
----------------------------            and Chief Financial Officer (Principal
Francis X. McCarthy, Jr.                Accounting and Financial Officer)


/s/ Wallace B. Askins                   Director                                       March 30, 2000
----------------------------
Wallace B. Askins

/s/ Don M. Thomas                       Director                                       March 30, 2000
----------------------------
Don M. Thomas

/s/ Peter M. Ryan                       Director                                       March 30, 2000
----------------------------
Peter M. Ryan

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Trump Hotels & Casino Resorts Funding, Inc.

                              By: /s/ Nicholas L. Ribis
                                  ---------------------
                                  Nicholas L. Ribis
                                  Title:  President, Chief Executive Officer
                                  Date:  March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                                 Title                                Date
          ---------                                 -----                                ----
/s/ Donald J. Trump                     Chairman of the Board of Directors             March 30, 2000
----------------------------
Donald J. Trump

/s/ Nicholas L. Ribis                   President, Chief Executive Officer and         March 30, 2000
----------------------------            Director (Principal Executive Officer)
Nicholas L. Ribis

/s/ Francis X. McCarthy, Jr.            Executive Vice President, Corporate Finance    March 30, 2000
----------------------------            and Chief Financial Officer (Principal
Francis X. McCarthy, Jr.                Accounting and Financial Officer)


/s/ Wallace B. Askins                   Director                                       March 30, 2000
----------------------------
Wallace B. Askins

/s/ Don M. Thomas                       Director                                       March 30, 2000
----------------------------
Don M. Thomas

/s/ Peter M. Ryan                       Director                                       March 30, 2000
----------------------------
Peter M. Ryan

                              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                            Page
                                                                                                            ----
Trump Hotels & Casino Resorts, Inc.
    Report of Independent Public Accountants.............................................................   F-2
    Consolidated Balance Sheets as of December 31, 1998 and 1999.........................................   F-3
    Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999...........   F-4
    Consolidated  Statements of  Stockholders'  Equity for the years ended December 31, 1997, 1998 and
       1999..............................................................................................   F-5
    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999...........   F-6
Trump Hotels & Casino Resorts Holdings, L.P.
     Report of Independent Public Accountants............................................................   F-7
     Consolidated Balance Sheets as of December 31, 1998 and 1999........................................   F-8
     Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999..........   F-9
     Consolidated Statements of Partners' Capital for the years ended December 31, 1997, 1998 and 1999...   F-10
     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999..........   F-11
     Notes to  Consolidated  Financial  Statements  of Trump Hotels & Casino  Resorts,  Inc. and Trump
        Hotels & Casino Resorts Holdings, L.P............................................................   F-12
Financial Statement Schedules
     Report of Independent Public Accountants............................................................   S-1
     Schedule II--Trump Hotels & Casino Resorts,  Inc. and Trump Hotel & Casino Resorts Holdings,  L.P.
        Valuation and Qualifying Accounts for the years ended December 31, 1997, 1998 and 1999...........   S-3



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc.:

     We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts, Inc. (a Delaware corporation) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of Trump Hotels & Casino Resorts, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Hotels & Casino Resorts, Inc. as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                            ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 4, 2000

                      TRUMP HOTELS & CASINO RESORTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 and 1999
                       (in thousands, except share data)

                                                       ASSETS                                                 1998          1999
                                                                                                          ------------  ------------
CURRENT ASSETS:
   Cash & cash equivalents...............................................................................  $  114,757    $  104,026
   Trade receivables, net of allowances for doubtful accounts of $27,721 and  $11,950, respectively
       (Note 2)..........................................................................................      58,536        40,119
   Accounts receivable, other (Note 2)...................................................................      12,415         7,662
   Inventories...........................................................................................      12,804        13,060
   Due from Affiliates (Note 7)..........................................................................      13,888        27,590
   Prepaid expenses and other current assets.............................................................      18,679         8,618
                                                                                                           ----------    ----------
     Total current assets................................................................................     231,079       201,075
                                                                                                           ----------    ----------
INVESTMENT IN BUFFINGTON HARBOR, L.L.C. (Note 2).........................................................      40,765        38,185
INVESTMENT IN TRUMP'S CASTLE PIK NOTES (Note 3)..........................................................      64,137        76,250
PROPERTY AND EQUIPMENT (Notes 2 and 3):
   Land and land improvements............................................................................     264,637       264,155
   Buildings and building improvements...................................................................   1,761,016     1,688,929
   Riverboat.............................................................................................      32,852        33,713
   Furniture, fixtures and equipment.....................................................................     280,705       277,747
   Leasehold improvements................................................................................       3,380         3,374
   Construction in progress..............................................................................      13,621        24,873
                                                                                                           ----------    ----------
                                                                                                            2,356,211     2,292,791
   Less--accumulated depreciation and amortization.......................................................    (378,602)     (432,195)
                                                                                                           ----------    ----------
       Net property and equipment........................................................................   1,977,609     1,860,596
                                                                                                           ----------    ----------
CASH RESTRICTED FOR FUTURE CONSTRUCTION..................................................................       2,523            --
DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of $22,373 and
   $29,514, respectively   (Note 3)......................................................................      37,978        32,717
DUE FROM AFFILIATES (Note 7).............................................................................      15,766            --
OTHER ASSETS (Note 5)....................................................................................      59,721        58,419
                                                                                                           ----------    ----------
     Total assets........................................................................................  $2,429,578    $2,267,242
                                                                                                           ==========    ==========

                                                LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 3).........................................................  $   10,504    $   12,411
   Accounts payable......................................................................................      47,223        43,790
   Accrued payroll.......................................................................................      24,863        30,869
   Accrued interest payable..............................................................................      30,379        30,301
   Due to affiliates (Note 7)............................................................................       1,114           222
   Other accrued expenses (Note 13)......................................................................      19,924        44,560
   Self insurance reserves (Note 5)......................................................................      12,950        12,181
   Other current liabilities.............................................................................      13,637        14,770
                                                                                                           ----------    ----------
     Total current liabilities...........................................................................     160,594       189,104
NON-CURRENT LIABILITIES:
   Long-term debt, net of current maturities (Note 3)....................................................   1,838,492     1,855,327
   Other long-term liabilities...........................................................................      18,044        21,738
                                                                                                           ----------    ----------
     Total liabilities...................................................................................   2,017,130     2,066,169
                                                                                                           ----------    ----------
MINORITY INTEREST                                                                                             125,540        48,409
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY:
  Preferred Stock, $1.00 par value, 1,000,000 shares authorized, none issued and outstanding in
       1998 and 1999, respectively.......................................................................          --            --
  Common Stock, $.01 par value, 75,000,000 shares authorized, 24,206,756 issued; 22,195,256 and
       22,079,256 outstanding in 1998 and 1999, respectively.............................................         242           242
  Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding in 1998
       and 1999, respectively............................................................................          --            --
   Additional paid-in capital............................................................................     455,645       455,645
   Accumulated deficit...................................................................................    (149,444)     (283,226)
  Less treasury stock at cost, 2,011,500 and 2,127,500 shares, respectively
       (Note 10).........................................................................................     (19,535)      (19,997)
                                                                                                           ----------    ----------
      Total stockholders' equity.........................................................................     286,908       152,664
                                                                                                           ----------    ----------
      Total liabilities & stockholders' equity...........................................................  $2,429,578    $2,267,242
                                                                                                           ==========    ==========

         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 and 1999
                       (in thousands, except share data)

                                                                1997             1998            1999
                                                           ---------------  --------------  --------------
REVENUES:
  Gaming (Note 2)........................................     $ 1,281,374     $ 1,288,394     $ 1,275,829
  Rooms..................................................         100,674          93,549          93,491
  Food and Beverage......................................         150,668         146,842         144,103
  Other (Note 12)........................................          47,608          44,886          62,460
                                                              -----------     -----------     -----------
   Gross Revenues........................................       1,580,324       1,573,671       1,575,883
  Less--Promotional allowances...........................         179,822         169,581         164,690
                                                              -----------     -----------     -----------
   Net Revenues..........................................       1,400,502       1,404,090       1,411,193
                                                              -----------     -----------     -----------
COSTS AND EXPENSES:
  Gaming.................................................         811,458         806,907         808,560
  Rooms..................................................          31,062          31,587          34,902
  Food and Beverage......................................          49,971          51,384          53,340
  General and Administrative.............................         275,717         275,517         292,327
  Depreciation and Amortization..........................          89,094          83,722          83,323
  Trump World's Fair Closing (Note 13)...................              --              --         123,959
                                                              -----------     -----------     -----------
                                                                1,257,302       1,249,117       1,396,411
                                                              -----------     -----------     -----------
   Income from operations................................         143,200         154,973          14,782
                                                              -----------     -----------     -----------
NON-OPERATING INCOME AND (EXPENSE): (Note 4)
  Interest income........................................           6,529           9,591           7,102
  Interest expense.......................................        (211,537)       (223,098)       (222,668)
  Other non-operating expense............................          (1,028)         (1,093)         (1,501)
                                                              -----------     -----------     -----------
                                                                 (206,036)       (214,600)       (217,067)
                                                              -----------     -----------     -----------
Loss before equity in loss of Buffington Harbor, L.L.C.,
 cumulative effect of change in accounting principle and
 minority interest.......................................         (62,836)        (59,627)       (202,285)
Equity in loss of Buffington Harbor, L.L.C. (Note 2).....          (3,478)         (2,969)         (3,008)
                                                              -----------     -----------     -----------
Loss before cumulative effect of change in accounting
 principle and minority interest.........................         (66,314)        (62,596)       (205,293)
Cumulative effect of change in accounting principle, net
 of $2,055 of minority interest (Note 2).................              --              --          (3,565)
Minority Interest........................................          24,186          22,878          75,076
                                                              -----------     -----------     -----------
Net Loss.................................................     $   (42,128)    $   (39,718)    $  (133,782)
                                                              ===========     ===========     ===========

Basic and Diluted Loss Per Share.........................          $(1.85)         $(1.79)         $(6.03)
                                                              ===========     ===========     ===========

Average Number of Shares Outstanding.....................      22,794,921      22,203,612      22,178,878
                                                              ===========     ===========     ===========



         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 and 1999
                       (in thousands, except share data)


                                                                                    Additional
                                                                  Class B            Paid In   Accumulated  Treasury
                                                         Common    Common   Amount   Capital       Deficit     Stock      Total
                                                         ------    ------   ------   -------       -------     -----      -----
Balance, December 31, 1996............................  24,140,090  1,000    $241    $455,452    $ (67,598)  $     --   $ 388,095
Purchase of treasury stock, 1,706,500 shares
 of THCR Common Stock, at cost........................                                                        (17,276)    (17,276)
Issuance of Common Stock for Phantom Stock Units......      66,666              1                                               1
Accretion of Phantom Stock Units......................                                    193                                 193
Net Loss..............................................                                             (42,128)               (42,128)
                                                        ----------  -----    ----    --------    ---------   --------   ---------
Balance, December 31, 1997............................  24,206,756  1,000     242     455,645     (109,726)   (17,276)    328,885
Purchase of treasury stock, 305,000 shares of THCR
 Common Stock, at cost................................                                                         (2,259)     (2,259)
Net Loss..............................................                                             (39,718)               (39,718)
                                                        ----------  -----    ----    --------    ---------   --------   ---------
Balance, December 31, 1998............................  24,206,756  1,000     242     455,645     (149,444)   (19,535)    286,908
Purchase of treasury stock, 116,000 shares of THCR
 Common Stock, at cost................................                                                           (462)       (462)
Net Loss..............................................                                            (133,782)              (133,782)
                                                        ----------  -----    ----    --------    ---------   --------   ---------
Balance, December 31, 1999............................  24,206,756  1,000    $242    $455,645    $(283,226)  $(19,997)  $ 152,664
                                                        ==========  =====    ====    ========    =========   ========   =========




         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998  AND 1999
                                 (in thousands)

                                                                                              1997        1998        1999
                                                                                           ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss..............................................................................$ (42,128)   $(39,718)   $(133,782)
   Adjustments to reconcile net loss to net cash flows provided by operating activities:
     Non Cash Charges:
        Issuance of stock grant awards and accretion of phantom stock units..............      194          --           --
        Issuance of debt in exchange for accrued interest................................   10,156      11,614       13,281
        Cumulative effect of accounting change...........................................       --          --        3,565
        Depreciation and amortization....................................................   89,094      83,722       83,323
        Minority interest in net loss....................................................  (24,186)    (22,878)     (75,076)
        Accretion of discount on mortgage notes and amortization of loan costs...........   11,062      12,331       12,203
        Provisions for losses on receivables.............................................    9,160      15,535       25,434
        Equity in loss of Buffington Harbor L.L.C........................................    3,478       2,969        3,008
        Non-cash increase in Castle PIK notes............................................   (9,190)    (10,591)     (12,113)
        Valuation allowance of CRDA investments and amortization of Indiana gaming costs.    8,944       7,155        9,414
        Gain on furniture, fixtures and equipment........................................       --          --         (460)
        Gain on fair market value of property received upon lease termination............       --          --      (17,200)
        Write-off of net book value of Trump World's Fair assets.........................       --          --       97,221
        Increase in receivables..........................................................  (25,138)    (17,550)      (2,231)
        (Increase) decrease in inventories...............................................   (2,301)        207         (257)
        Increase in due from affiliates..................................................  (14,769)    (11,953)        (269)
        (Increase) decrease in other current assets......................................   (3,454)     (4,101)       4,719
        (Increase) decrease in other assets..............................................     (538)     (5,106)       5,203
        (Decrease) increase in accounts payable, accrued expenses, and other
        current liabilities..............................................................   (7,110)      8,246       27,830
        Increase (decrease) in accrued interest payable..................................      645       1,341          (78)
        Decrease in other long-term liabilities..........................................   (2,864)     (2,735)          (6)
                                                                                           ---------    --------    ---------
        Net cash flows provided by operating activities..................................    1,055      28,488       43,729
                                                                                           ---------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net..............................................   (79,246)    (38,294)     (31,671)
   Restricted cash......................................................................   (13,000)     10,477        2,523
   Purchase of CRDA investments, net....................................................   (11,996)    (10,845)     (14,328)
   Investment in Buffington Harbor LLC..................................................    (1,231)       (199)        (428)
   Proceeds from disposition of property................................................        --          --        4,502
                                                                                         ---------    --------    ---------
        Net cash flows used in investing activities.....................................  (105,473)    (38,861)     (39,402)
                                                                                         ---------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock...........................................................   (17,276)     (2,259)        (462)
   Issuance of Trump AC Notes...........................................................    95,605          --           --
   Debt issuance costs..................................................................    (4,254)     (2,021)          --
   Debt payments--other.................................................................   (21,518)    (77,918)     (14,596)
   Proceeds from borrowings.............................................................    16,440      67,000           --
                                                                                         ---------    --------    ---------
        Net cash flows provided by (used in) financing activities.......................    68,997     (15,198)     (15,058)
                                                                                         ---------    --------    ---------
Net decrease in cash and cash equivalents...............................................   (35,421)    (25,571)     (10,731)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................   175,749     140,328      114,757
                                                                                         ---------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................................. $ 140,328    $114,757    $ 104,026
                                                                                          =========    ========    =========




         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts Holdings, L.P.:

     We have audited the accompanying consolidated balance sheets of Trump Hotels & Casino Resorts Holdings, L.P. (a Delaware limited partnership) and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of Trump Hotels & Casino Resorts Holdings, L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Hotels & Casino Resorts Holdings, L.P. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                       ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 4, 2000

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 and 1999
                                 (in thousands)

                                                         ASSETS                                            1998          1999
                                                                                                       ------------  ------------
CURRENT ASSETS:
   Cash & cash equivalents............................................................................  $  114,753    $  104,022
   Trade receivables, net of allowances for doubtful accounts of $27,721 and  $11,950, respectively
       (Note 2).......................................................................................      58,536        40,119
   Accounts receivable, other (Note 2)................................................................      12,415         7,662
   Inventories........................................................................................      12,804        13,060
   Due from Affiliates (Note 7).......................................................................      13,888        27,590
   Prepaid expenses and other current assets..........................................................      18,679         8,618
                                                                                                        ----------    ----------
     Total current assets.............................................................................     231,075       201,071
                                                                                                        ----------    ----------
INVESTMENT IN BUFFINGTON HARBOR, L.L.C. (Note 2)......................................................      40,765        38,185
INVESTMENT IN TRUMP'S CASTLE PIK NOTES (Note 3).......................................................      64,137        76,250
PROPERTY AND EQUIPMENT (Notes 2 and 3):
   Land and land improvements.........................................................................     264,637       264,155
   Buildings and building improvements................................................................   1,761,016     1,688,929
   Riverboat..........................................................................................      32,852        33,713
   Furniture, fixtures and equipment..................................................................     280,705       277,747
   Leasehold improvements.............................................................................       3,380         3,374
   Construction in progress...........................................................................      13,621        24,873
                                                                                                        ----------    ----------
                                                                                                         2,356,211     2,292,791
   Less--accumulated depreciation and amortization....................................................    (378,602)     (432,195)
                                                                                                        ----------    ----------
       Net property and equipment.....................................................................   1,977,609     1,860,596
                                                                                                        ----------    ----------
CASH RESTRICTED FOR FUTURE CONSTRUCTION...............................................................       2,523            --
DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of $22,373 and
   $29,514, respectively   (Note 3)...................................................................      37,978        32,717
DUE FROM AFFILIATES (Note 7)..........................................................................      15,766            --
OTHER ASSETS (Note 5).................................................................................      59,721        58,419
                                                                                                        ----------    ----------
     Total assets.....................................................................................  $2,429,574    $2,267,238
                                                                                                        ==========    ==========

                                                LIABILITIES & PARTNERS' CAPITAL
CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 3)......................................................  $   10,504    $   12,411
   Accounts payable...................................................................................      47,223        43,790
   Accrued payroll....................................................................................      24,863        30,869
   Accrued interest payable...........................................................................      30,379        30,301
   Due to affiliates (Note 7).........................................................................       1,114           222
   Other accrued expenses (Note 13)...................................................................      19,924        44,560
   Self insurance reserves (Note 5)...................................................................      12,950        12,181
   Other current liabilities..........................................................................      13,637        14,770
                                                                                                        ----------    ----------
     Total current liabilities........................................................................     160,594       189,104
NON-CURRENT LIABILITIES:
   Long-term debt, net of current maturities (Note 3).................................................   1,838,492     1,855,327
   Other long-term liabilities........................................................................      18,044        21,738
                                                                                                        ----------    ----------
     Total liabilities................................................................................   2,017,130     2,066,169
                                                                                                        ----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
PARTNERS' CAPITAL:
 Partners' capital....................................................................................     652,503       652,503
 Accumulated deficit..................................................................................    (220,524)     (431,437)
 Less stock of THCR...................................................................................     (19,535)      (19,997)
                                                                                                        ----------    ----------
  Total partners' capital.............................................................................     412,444       201,069
                                                                                                        ----------    ----------
  Total liabilities & partners' capital...............................................................  $2,429,574    $2,267,238
                                                                                                        ==========    ==========



         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 and 1999
                                 (in thousands)

                                                                              1997          1998          1999
                                                                          ------------  ------------  ------------
Revenues:
  Gaming (Note 2).......................................................   $1,281,374    $1,288,394    $1,275,829
  Rooms.................................................................      100,674        93,549        93,491
  Food and Beverage.....................................................      150,668       146,842       144,103
  Other (Note 12).......................................................       47,608        44,886        62,460
                                                                           ----------    ----------    ----------
   Gross Revenues.......................................................    1,580,324     1,573,671     1,575,883
  Less--Promotional allowances..........................................      179,822       169,581       164,690
                                                                           ----------    ----------    ----------
   Net Revenues.........................................................    1,400,502     1,404,090     1,411,193
                                                                           ----------    ----------    ----------
Costs and expenses:
  Gaming................................................................      811,458       806,907       808,560
  Rooms.................................................................       31,062        31,587        34,902
  Food and Beverage.....................................................       49,971        51,384        53,340
  General and Administrative............................................      275,523       275,517       292,327
  Depreciation and Amortization.........................................       89,094        83,722        83,323
  Trump World's Fair Closing (Note 13)..................................           --            --       123,959
                                                                           ----------    ----------    ----------
                                                                            1,257,108     1,249,117     1,396,411
                                                                           ----------    ----------    ----------
   Income from operations...............................................      143,394       154,973        14,782
                                                                           ----------    ----------    ----------
Non-operating income and (expense): (Note 4)
  Interest income.......................................................        6,529         9,591         7,102
  Interest expense......................................................     (211,537)     (223,098)     (222,668)
  Other non-operating expense...........................................       (1,028)       (1,093)       (1,501)
                                                                           ----------    ----------    ----------
                                                                             (206,036)     (214,600)     (217,067)
                                                                           ----------    ----------    ----------
Loss before equity in loss of Buffington Harbor, L.L.C., and
  cumulative effect of change in accounting principle...................      (62,642)      (59,627)     (202,285)
Equity in loss of Buffington Harbor, L.L.C. (Note 2)....................       (3,478)       (2,969)       (3,008)
                                                                           ----------    ----------    ----------
Loss before cumulative effect of change in accounting principle.........      (66,120)      (62,596)     (205,293)
Cumulative effect of change in accounting principle (Note 2)............           --            --        (5,620)
                                                                           ----------    ----------    ----------
Net Loss................................................................   $  (66,120)   $  (62,596)   $ (210,913)
                                                                           ==========    ==========    ==========



         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 and 1999



                                                                                                             THCR
                                                                                 Partners'  Accumulated     Common
                                                                                  Capital     Deficit       Stock       Total
                                                                                 ---------  ------------  ----------  ----------
Balance, December 31, 1996.....................................................   $652,503    $ (91,808)   $     --   $ 560,695
Purchase of 1,706,500 shares of THCR Common Stock, at cost.....................         --           --     (17,276)    (17,276)
Net Loss.......................................................................         --      (66,120)         --     (66,120)
                                                                                  --------    ---------    --------   ---------
Balance, December 31, 1997.....................................................    652,503     (157,928)    (17,276)    477,299
Purchase of 305,000 shares of THCR Common Stock, at cost.......................         --           --      (2,259)     (2,259)
Net Loss.......................................................................         --      (62,596)         --     (62,596)
                                                                                  --------    ---------    --------   ---------
Balance, December 31, 1998.....................................................    652,503     (220,524)    (19,535)    412,444
Purchase of 116,000 shares of THCR Common Stock, at cost.......................         --           --        (462)       (462)
Net Loss.......................................................................         --     (210,913)         --    (210,913)
                                                                                  --------    ---------    --------   ---------
Balance, December 31, 1999.....................................................   $652,503    $(431,437)   $(19,997)  $ 201,069
                                                                                  ========    =========    ========   =========



         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998  AND 1999
                                 (in thousands)

                                                                                         1997        1998        1999
                                                                                      ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...........................................................................  $ (66,120)   $(62,596)   $(210,913)
 Adjustments to reconcile net loss to net cash flows provided by operating activities:
  Non Cash Charges:
   Cumulative effect of accounting change...........................................          -           -        5,620
   Issuance of debt in exchange for accrued interest................................     10,156      11,614       13,281
   Depreciation and amortization....................................................     89,094      83,722       83,323
   Accretion of discount on mortgage notes and amortization of loan costs...........     11,062      12,331       12,203
   Provisions for losses on receivables.............................................      9,160      15,535       25,434
   Equity in loss of Buffington Harbor L.L.C........................................      3,478       2,969        3,008
   Non-cash increase in Castle-PIK notes............................................     (9,190)    (10,591)     (12,113)
   Valuation allowance of CRDA investments and amortization of Indiana
    gaming costs....................................................................      8,944       7,155        9,414
   Gain on furniture, fixtures and equipment........................................          -           -         (460)
   Gain on fair market value of property received upon lease termination............          -           -      (17,200)
   Write-off of net book value of Trump World's Fair assets.........................          -           -       97,221
   Increase in receivables..........................................................    (25,138)    (17,550)      (2,231)
   (Increase) decrease in inventories...............................................     (2,301)        207         (257)
   Increase in due from affiliates..................................................    (14,769)    (11,953)        (269)
   (Increase) decrease in other current assets......................................     (3,454)     (4,101)       4,719
   (Increase) decrease in other assets..............................................       (538)     (5,106)       5,203
   (Decrease) increase in accounts payable, accrued expenses, and other current
    liabilities.....................................................................     (7,110)      8,246       27,830
   Increase (decrease) in accrued interest payable..................................        645       1,341          (78)
   Decrease in other long-term liabilities..........................................     (2,864)     (2,735)          (6)
                                                                                      ---------    --------    ---------
     Net cash flows provided by operating activities................................      1,055      28,488       43,729
                                                                                      ---------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net...........................................    (79,246)    (38,294)     (31,671)
  Restricted cash...................................................................    (13,000)     10,477        2,523
  Purchase of CRDA investments, net.................................................    (11,996)    (10,845)     (14,328)
  Investment in Buffington Harbor LLC...............................................     (1,231)       (199)        (428)
  Proceeds from disposition of property.............................................          -           -        4,502
                                                                                      ---------    --------    ---------
     Net cash flows used in investing activities....................................   (105,473)    (38,861)     (39,402)
                                                                                      ---------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of THCR Common Stock.....................................................    (17,276)     (2,259)        (462)
  Issuance of Trump AC Notes........................................................     95,605           -            -
  Debt issuance costs...............................................................     (4,254)     (2,021)           -
  Debt payments--other..............................................................    (21,518)    (77,918)     (14,596)
  Proceeds from borrowings..........................................................     16,440      67,000            -
                                                                                      ---------    --------    ---------
     Net cash flows provided by (used in) financing activities......................     68,997     (15,198)     (15,058)
                                                                                      ---------    --------    ---------
Net decrease in cash equivalents....................................................    (35,421)    (25,571)     (10,731)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................    175,745     140,324      114,753
                                                                                      ---------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................  $ 140,324    $114,753    $ 104,022
                                                                                      =========    ========    =========


         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


(1) Organization and Operations

  The accompanying consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc. ("THCR"), a Delaware corporation, and Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and Subsidiaries. THCR Holdings is an entity which is currently owned approximately 63.4% by THCR as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock") (subject to certain adjustments) representing approximately 38.7% of the outstanding shares of THCR Common Stock. Accordingly, the accompanying consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings, and
(ii) THCR Holdings and its wholly owned subsidiaries:

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

    . Trump Indiana, Inc. ("Trump Indiana") owns and operates a riverboat gaming facility at Buffington Harbor, on Lake Michigan, Indiana (the "Indiana Riverboat").

    . Trump's Castle Associates, L.P. ("Castle Associates") owns and operates Trump Marina Hotel Casino ("Trump Marina") located in Atlantic City, New Jersey.

    .   Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding").

    .   THCR Enterprises, L.L.C. ("THCR Enterprises")

  THCR, THCR Holdings and THCR Funding have no operations. THCR, THCR Holdings and THCR Funding's ability to service their debt is dependent on the successful operations of Trump AC, Trump Indiana and Castle Associates. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging or established gaming jurisdictions.

  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

(2) Summary of Significant Accounting Policies
    Organization and Basis of Presentation

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

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


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

  Promotional Allowances

  The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                                        Year Ended                 Year Ended                Year Ended
                                     December 31, 1997          December 31, 1998         December 31,1999
                                 -------------------------  -------------------------  -----------------------
Rooms                                   $ 30,432,000               $ 30,788,000             $ 29,816,000
Food and beverage                         85,756,000                 80,848,000               78,211,000
Other                                     21,401,000                 18,601,000               18,931,000
                                        ------------               ------------             ------------
                                        $137,589,000               $130,237,000             $126,958,000
                                        ============               ============             ============

  Inventories

  Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

  Property and Equipment

  Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

  Buildings and building improvements .......................           40 years
  Riverboat .................................................           30 years
  Furniture, fixtures and equipment .........................         3-10 years
  Leasehold improvements ....................................         4-40 years


  Interest associated with borrowings used to finance construction projects has been capitalized and is being amortized over the estimated useful lives of the assets. Interest of approximately $101,000, $864,000 and $378,000 was capitalized in 1997, 1998 and 1999, respectively.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

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

  Long-Lived Assets

  The provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121") requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. Except as discussed in Note 13, THCR does not believe that any such changes have occurred.

  Income Taxes

  The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates.

  The accompanying financial statements do not include a provision for federal income taxes since (i) Plaza Associates', Taj Associates' and Castle Associates' income or losses are allocated to the partners and are reportable for federal income tax purposes by the partners, and (ii) Trump Indiana, which is a C Corporation, had no taxable income for financial reporting or tax purposes for the years ended December 31, 1997, 1998 and 1999.

  Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Castle Associates are required to file a New Jersey corporation business tax return. As of December 31, 1999, Plaza Associates, Taj Associates and Castle Associates had net operating loss carryforwards of approximately $146,000,000, $210,000,000 and $144,500,000, respectively, for New Jersey State Income Tax purposes which are available to offset taxable income throughout the year. No tax benefits have been reflected in the accompanying financial statements for Plaza Associates, Taj Associates and Castle Associates operating loss carryforwards as utilization of such carryforwards is not considered to be likely.

  Statements of Cash Flows

  For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

                                                                       1997              1998               1999
                                                                       ----              ----               ----

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest.........................      $190,086,000      $208,793,000        $209,699,000
Cash paid during the year for state and Federal taxes..........         1,050,000            25,000                  --
Equipment purchased under capital leases.......................         3,569,000         7,223,000          14,275,000

  Basic and Diluted Loss Per Share

  Basic loss per share is based on the weighted average number of shares of THCR common stock outstanding. Diluted earnings per share are the same as basic earnings per share as common stock equivalents have not been included as the result would have been anti-dilutive. The shares of THCR Class B Common Stock owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding.

  Deferred Financing Costs

  Deferred financing costs associated with the issuance of debt are being amortized using the effective interest method over the terms of the related debt.

  Change in Accounting Policy

  On April 9, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". The new standard amended previous guidance from the AICPA that permitted capitalization of start-up costs in certain industries and requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Under the SOP, the terms "start-up" has been broadly defined to include pre-operating, pre-opening and organization activities. Companies must adopt the new standard in fiscal years beginning after December 15, 1998. At adoption, a company must record a cumulative effect of a change in accounting principle to write off any unamortized start-up costs that existed as of the beginning of the fiscal year in which the SOP is adopted and an operating expense for those costs which were incurred and capitalized since the beginning of the fiscal year, and adoption of the SOP.

  THCR adopted the new standard in the first quarter of 1999 and wrote off development costs of $5,620,000 as a change in accounting policy. The cumulative effect after minority interest of $2,055,000 was $3,565,000. Had THCR adopted the new standard as of December 31, 1998, the net loss of $39,718,000 for the year ended December 31, 1998 would have increased by $1,693,000 for the effect of the write-off of capitalized costs incurred during 1998 and $1,872,000 for the cumulative costs incurred through December 31, 1997, to an adjusted net loss of $43,283,000. The corresponding earnings per share effect would increase the net loss per share as reported of $1.79 for the year ended December 31, 1998 by $.08 for the cumulative costs incurred during 1998 and $.08 for costs incurred through December 31, 1997, to an adjusted loss per share of $1.95.

  Other Assets

  Plaza Associates is appealing a real estate tax assessment by the City of
Atlantic City.   As of December 31, 1998 and 1999, other assets includes
$5,764,000 and $8,014,000, respectively, which Plaza Associates believes will be recoverable on the settlement of the appeal.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


  Reclassifications

  Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(3)  Long-Term Debt
  Long-term debt consists of the following:

                                                                                    December 31,         December 31,
                                                                                        1998                 1999
                                                                                        ----                 ----
Trump AC Funding 11 1/4% First Mortgage Notes, due 2006 (a)....................       $1,200,000,000       $1,200,000,000
Trump AC Funding II 11 1/4% First Mortgage Notes, due 2006, net of unamortized
 discount of $2,388,000 and $1,932,000, respectively (b).......................           72,612,000           73,068,000
Trump AC Funding III 11 1/4% First Mortgage Notes due 2006, net of unamortized
 discount of $1,174,000 and $949,000, respectively (b).........................           23,826,000           24,051,000
THCR Holdings 15 1/2% Senior Secured Notes due 2005 (c)........................          145,000,000          145,000,000
Castle Associates 11 3/4% Mortgage Notes due 2003, net of unamortized discount
 of $26,807,000 and $22,906,000, respectively (d)..............................          215,334,000          219,235,000
Castle Associates Pay-In-Kind 13 7/8% Notes (Castle PIK Notes) due 2005, net
 of unamortized discount of $6,806,000 and $6,325,000, respectively (e)........           85,704,000           99,466,000
Castle Associates Working Capital Loan (f).....................................            5,000,000            5,000,000
Castle Associates Senior Notes (g).............................................           62,000,000           62,000,000
Trump Indiana Notes (h)........................................................           30,407,000           25,130,000
Other notes payable (i)........................................................            9,113,000           14,788,000
                                                                                      --------------       --------------
                                                                                       1,848,996,000        1,867,738,000
Less/current maturities........................................................           10,504,000           12,411,000
                                                                                      --------------       --------------
                                                                                      $1,838,492,000       $1,855,327,000
                                                                                      ==============       ==============

(a) Trump AC together with Trump AC Funding issued the Trump AC Mortgage Notes in the aggregate principal amount of $1,200,000,000 which bear interest at 11-1/4% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semiannually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest, jointly and severally, by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all the assets of Taj Associates and Plaza Associates.

     The indenture pursuant to which the Trump AC Mortgage Notes were issued restricts the ability of Trump AC and its subsidiaries to make distributions or to pay dividends to THCR Holdings, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission (the "CCC").

(b) Trump AC together with Trump AC Funding II and Trump AC Funding III issued the Trump AC Mortgage Notes in an aggregate principal amount of $75,000,000 and $25,000,000, respectively, which bear interest at 11-1/4% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


     semi-annually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding, Trump AC Funding II and Trump AC Funding III). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

(c) THCR Holdings and THCR Funding issued $155,000,000 principal amount of Senior Notes. The Senior Notes are redeemable in cash at the option of THCR Holdings and THCR Funding, in whole or in part, at any time on or after June 15, 2000 at redemption prices as defined, and mature in 2005. Interest on these notes is payable semiannually at 15-1/2%, and is secured by substantially all of the assets of THCR Holdings.

     The indentures described in (a) and (d) restrict the ability of Trump AC and Castle Associates to make distributions to THCR Holdings. Therefore, the ability of THCR Holdings to service its debt is dependent on the successful operations of Trump Indiana and other future operations, the permitted distributions from Trump AC and Castle Associates and the repayment of officers notes discussed in Note 7.

(d) The Castle Mortgage Notes bear interest, payable in cash, semiannually, at 11-3/4% and mature on November 15, 2003. The Castle Mortgage Notes may be redeemed at Castle Funding's option at a specified percentage of the principal amount. The Castle Mortgage Notes are secured by a mortgage on Trump's Castle and substantially all of the other assets of Castle Associates. The Castle Mortgage Notes are expressly subordinated to the indebtedness described in (g) (the "Senior Notes") and the liens on the mortgages securing the Castle Mortgage Notes are subordinate to the liens securing the Senior Notes. The terms of the Castle Mortgage Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions of Partnership capital, investments, and other business activities.

(e) The Castle PIK Notes bear interest, payable at Castle Funding's option, in whole or in part in cash and through the issuance of additional Castle PIK Notes, semiannually at the rate of 13 7/8% through November 15, 2003. After November 15, 2003, interest on the Castle PIK Notes is payable in cash at the rate of 13 7/8%. The Castle PIK Notes mature on November 15, 2005 and may be redeemed at Castle Funding's option at 100% of the principal amount under certain conditions, as defined, and are required to be redeemed from a specified percentage of any equity offering which includes Castle Associates. The terms of the Castle PIK Notes include limitations on the amount of additional indebtedness Castle Associates may incur, distributions to THCR Holdings, investments, and other business activities. The Castle PIK Notes are expressly subordinated to the Senior Notes.

     THCR Holdings has acquired approximately 90% of the outstanding Castle PIK Notes. THCR Holdings has recorded its investment in Castle Associates PIK Notes at cost, plus accrued interest, in the accompanying balance sheet, as THCR Holdings investment in the Castle PIK Notes has been pledged as collateral to the Senior Notes.

(f) The Working Capital Loan has an outstanding principal amount of $5,000,000, bears interest at the rate of 10 1/4% per annum, payable semi-annually and matures on April 30, 2003.

(g) On April 17, 1998, Castle Funding issued the Senior Notes. The Senior Notes have a priority mortgage lien ahead of Castle Funding's Mortgage Notes and are further secured by virtually all of Castle Funding's assets. The Senior Notes have an outstanding principal amount of $62,000,000 and bear interest at the rate of 10 1/4% per annum, payable semi-annually each April and October. The Senior Notes mature on April 30, 2003.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


(h)  Various notes payable, including:

     - $17,500,000 loan payable over 10 years, with a call at the lender's option at the end of the fifth year (June 2001). Interest on this note is payable monthly in arrears based on a fixed rate of 9.25% The Note is secured by the Indiana Riverboat. At December 31, 1999, $13,183,000 was outstanding on this note.

     - $13,000,000 note is payable in monthly installments based on a ten year amortization schedule, until June 1, 2001, at which time all remaining principal and interest is due in full. The interest rate as defined in the agreement is equal to the bank's reference rate plus 1.5% (10% at December 31, 1999). The note is secured by the hotel at Trump Indiana. At December 31, 1999, $10,936,000 was outstanding on this note.

(i) Mortgage notes payable and capitalized lease obligations with interest rates ranging from 6.5% to 12.75%. The notes and lease obligations are due at various dates between 2000 and 2004 and are secured by underlying real property or equipment.

     Future minimum payments under capital leases (principal portion included in the table below of debt maturities) are as follows:

    2000...................................................................................           $ 8,017,000
    2001...................................................................................             5,206,000
    2002...................................................................................             4,407,000
    2003...................................................................................                83,000
    2004...................................................................................                12,000
                                                                                                      -----------
    Total Minimum Payments.................................................................            17,725,000
    Less - Amount representing interest....................................................             3,221,000
                                                                                                      -----------
    Present Value of minimum lease payments................................................           $14,504,000
                                                                                                      ===========

    The aggregate maturities of long-term debt as of December 31, 1999 are as follows:

    2000................................................................................         $   12,411,000
    2001................................................................................             12,224,000
    2002................................................................................              5,974,000
    2003................................................................................            288,430,000
    2004................................................................................              2,345,000
    Thereafter..........................................................................          1,546,354,000
                                                                                                 --------------
                                                                                                 $1,867,738,000
                                                                                                 ==============

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

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

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

(4)  Non-Operating Income (Expense)

  Non-operating income (expense) in 1997, 1998 and 1999 includes $1,028,000, $725,000, and $1,501,000, respectively, of settlement costs incurred in connection with the assertion by certain Indiana residents of rights to purchase stock in Trump Indiana (See Note 5).

(5)  Commitments and Contingencies

  Leases

  THCR has entered into leases for certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1997, 1998 and 1999 was $13,206,000, $13,992,000 and $11,740,000, respectively, of which $118,000,
$221,000 and $275,000, respectively, relates to affiliates.

  Future minimum lease payments under the noncancellable commitments as of December 31, 1999 are as follows:

2000....................................... $  5,648,000
2001.......................................    3,255,000
2002.......................................    2,118,000
2003.......................................    1,538,000
2004.......................................    1,521,000
Thereafter.................................   89,254,000
                                            ------------
                                            $103,334,000
                                            ============

Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

  Employment Agreements

  THCR has entered into employment agreements with certain key employees. As of December 31, 1999, THCR had approximately $11,959,000 of annual commitments under employment agreements. These commitments mature at various dates through 2001.

  On June 12, 1995, Nicholas L. Ribis ("Ribis"), the President, Chief Executive Officer and Chief Financial Officer of THCR and THCR Holdings, entered into a five-year employment agreement ("Agreement") with THCR and THCR Holdings. Pursuant to the employment agreement, Ribis shall be employed as the President and Chief Executive Officer of THCR and THCR Holdings and shall receive a base salary of $1,996,500 annually. In addition, the terms of the employment agreement provide for up to an aggregate of $2,000,000 in loans to be used by Ribis to pay his income tax liability in connection with the stock bonus award (see Note 8), which loan, including interest, will be forgiven in the event of a change in control, as defined. As of December 31, 1999, loans of $943,000 were outstanding under the employment agreement (see Note 7).

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


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

  In June 1999, the CCC renewed Plaza Associates', Taj Associates' and Castle Associates' licenses to operate Trump Plaza, Trump Taj Mahal, Trump Marina and TCS. The CCC renewed each casino license for a period of four years through 2003. Upon revocation, suspension for more than 120 days, or failure to renew a casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

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

  Trump Indiana Certificate of Suitability

  As a condition to the Certificate of Suitability, Trump Indiana has committed to invest approximately $153,000,000 in the Indiana Riverboat, including certain related projects of the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to commence riverboat excursions as required by the IGC may result in revocation of the Certificate of Suitability. There can be no assurance that Trump Indiana will be able to comply with the terms of the Certificate of Suitability. As part of the $153,000,000 commitment discussed above, Trump Indiana is obligated to fund $18,500,000 of specified economic development and infrastructure projects of the City of Gary. This obligation is being accrued over the five-year license period and approximately $3,700,000 has been charged to expense during 1997, 1998, and 1999, respectively. During 1997 and 1998, payments of approximately $263,000 and $288,000, respectively for the City of Gary projects have been made. In 1998, Trump

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

Indiana paid $10,000,000 for a surety bond which guarantees the mandated municipal infrastructure improvements, which amount has been reduced as certain improvements have been made. As of December 31, 1999, other assets included $6,436,000 related to the surety bond.

  City of Gary Development Agreement

  Trump Indiana has entered into a Memorandum of Understanding with respect to a Development Agreement with the City of Gary to promote the economic development, urban development and employment of citizens of the City of Gary. As part of the $153,000,000 Certificate of Suitability investment described above and in addition to the $18,500,000 off-site development infrastructure projects described above, Trump Indiana contributed $6,477,000 in 1996 to the City of Gary, which amount is included in other assets in the accompanying consolidated balance sheets and is being amortized over the five-year license period.

  In addition, Trump Indiana established the Trump Indiana Foundation ("Foundation") , a private foundation founded for charitable purposes primarily within the City of Gary and Lake County, Indiana. Trump Indiana initially funded $1,000,000 to the Foundation and is required to make annual contributions of $100,000.

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

  Commencing in early 1994, THCR, through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of 7.5% of the nonvoting stock of Trump Indiana. These residents have asserted a right to purchase 7.5% of the stock of Trump Indiana. During 1997, Trump Indiana settled with four of the eight plaintiffs for a total of $1,047,000.
The remaining settlement amounts are payable in varying amounts over the next three years. The present value of the settlement ($485,454) plus amounts paid upon execution of the settlement agreement is included in other non-operating expense in the 1997 statement of operations. In addition, Trump Indiana is required to pay additional periodic payments of up to $400,000 per year if gross revenues exceed certain thresholds, as defined. As Trump Indiana does not believe it will exceed these revenue thresholds, no provision has been made for these payments. During 1998, Trump Indiana settled with two of the remaining 4 plaintiffs for a total of $810,000, of which $290,000 was paid in 1998. The remaining amounts are payable in equal amounts over the next four years. The present value of the settlement ($385,392) is included in other non-operating expense in the 1998 statement of operations.

     During 1999, the remaining two plaintiffs commenced litigation. On March 3, 1999 consequential

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

damages were assessed against Trump Indiana for breach of contract in the total amount of $1,334,000. This amount is included in other non-operating expense in the 1999 statement of operations. In addition, it was further determined that Trump Indiana had breached a contract to create and fund a charitable foundation. The United States District Court ruled that Trump Indiana is not required to provide additional funding to the charitable foundation. This ruling has been appealed by the plaintiffs and Trump Indiana appealed the jury verdict in favor of the plaintiffs. This appeal is pending.

     Self-Insurance Reserves

     Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workmen's compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. During 1998 and 1999, self insurance reserves decreased due to an internally focused aggressive policy whereby potential lawsuits are challenged immediately. Additionally, a more aggressive litigation policy was pursued to deter present and future frivolous lawsuits. THCR also retained an outside consultant to comprehensively review certain claims and to assist THCR in establishing the estimated reserves. Actual results may differ from these reserve amounts.

     Federal Income Tax Examination

     Plaza Associates and Taj Associates are currently involved in examinations with the Internal Revenue Service ("IRS") concerning Plaza Associates' federal partnership income tax returns for the tax years 1989 through 1992 and Taj Associates' federal partnership income tax returns for the tax years 1992 and 1993. While any adjustment which results from this examination could affect Plaza Associates' and Taj Associates' state income tax returns, Plaza Associates and Taj Associates do not believe that adjustments, if any, will have a material adverse effect on its financial condition or results of operations.

     Casino Reinvestment Development Authority Obligations

     Pursuant to the provisions of the Casino Control Act, Plaza Associates, Taj Associates and Castle Associates must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues, as defined in the Casino Control Act. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates, Taj Associates and Castle Associates intend on satisfying their obligations primarily by depositing funds to be used in the purchase of bonds or by making qualified investments. Plaza Associates, Taj Associates and Castle Associates are required to make quarterly deposits with the CRDA based on 1.25% of their gross revenue. For the years ended December 31, 1997, 1998 and 1999, THCR Holdings, charged to operations $5,104,000, $4,874,000 and $5,639,000 respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited.

     Concentrations of Credit Risk

     In accordance with casino industry practice, THCR extends credit to a limited number of casino patrons, after background checks and investigations of credit worthiness. As of December 31, 1998 and 1999, approximately 46% and 22%, respectively, of THCR casino receivables were from customers whose primary residence is outside the United States, and approximately 23% and 5%, respectively, represents credit extended to patrons from the Far East.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

(6) Employee Benefit Plans

     THCR has a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan and THCR will match 50% of the first 5% of an eligible employee's contributions in 1997, and 50% of the first 6% in 1998 and 1999. In connection with this Plan, THCR recorded charges of $3,927,000, $4,947,000 and $4,868,000 for the years ended December 31, 1997,
1998 and 1999, respectively.

     Plaza Associates, Taj Associates and Castle Associates make payments to various trusteed multiemployer pension plans under industry-wide union agreements. Under the Employee Retirement Income Security Act, THCR may be liable for its share of unfunded liabilities, if any, if the plans are terminated. Pension expense for the years ended December 31, 1997, 1998 and 1999 was $2,142,000, $2,280,000 and $2,817,000, respectively.

     THCR provides no other material, post-retirement or post-employment benefits.

(7) Transactions with Affiliates

     Amounts due from (owed to) affiliates at December 31, consists of:

                                                                                1998                1999
                                                                         ------------------  ------------------
Due from affiliates:
Officers(a)............................................................        $27,882,000         $27,590,000
Trump Management Fees (b)..............................................          1,250,000                  --
Trump Organization(c)..................................................            522,000                  --
                                                                               -----------         -----------
  Total................................................................         29,654,000          27,590,000
  Less-current portion.................................................         13,888,000          27,590,000
                                                                               -----------         -----------
  Long term portion....................................................        $15,766,000   $              --
                                                                               ===========         ===========
Due to affiliates:
Buffington Harbor, L.L.C. (Note 2).....................................         (1,114,000)           (222,000)
                                                                               -----------
  Total Liabilities....................................................        $(1,114,000)  $        (222,000)
                                                                               ===========         ===========

(a)  Consists of principal and interest as follows:

                              Due Date                                           1998                1999
                          --------------------                           ------------------  ------------------
     Donald J. Trump      May 17, 2000(i)                                      $25,295,000         $24,846,000
     Nicholas L. Ribis    June 12, 2000 (ii)                                     2,587,000           2,744,000
                                                                               -----------         -----------
                                                                               $27,882,000         $27,590,000
                                                                               ===========         ===========

     (i) During the quarter ended September 30, 1998, THCR Holdings advanced to Trump $11,000,000. On October 19, 1998, THCR Holdings loaned Trump $13,500,000. Such loan was offset in its entirely when Trump advanced $13,500,000 to THCR Enterprises, which then purchased Trump's indebtedness to Donaldson, Lufkin & Jenrette Securities Corporation. All of such indebtedness by Trump is secured by a pledge of his shares of THCR Class B Common Stock, his limited partnership interests in THCR Holdings and his 250,000 shares of THCR Common Stock, as well as a pledge by TCI and TCI-II of their shares of THCR Class B Common Stock and their limited partnership interests in THCR Holdings.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

     (ii) See Item 11- "Executive Compensation - Employment Agreements" for a description of events under which the notes will be forgiven.

(b) Castle Associates has a Services Agreement with TCI-II, a corporation wholly owned by Trump. Pursuant to the terms of the Services Agreement, TCI-II is obligated to provide Castle Associates from time to time, when reasonably request, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services with respect to the business and operations of Castle Associates, including such other services as the Managing Partner may reasonably request.

     Pursuant to the Services Agreement, Castle Associates is required to pay an annual fee in the amount of $1,500,000 to TCI-II for each year in which Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), as defined, exceeds certain levels. In addition, TCI-II is to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal year. The Services Agreement expires on December 31, 2005.

     For the years ended December 31, 1997 and 1998, Castle Associates incurred no fees and expenses under the Services Agreement. For the year ended December 31, 1999, Castle Associates incurred fees and expenses of $2,258,000 under the Services Agreement. As Castle Associates did not meet the required level of EBITDA during 1996, Castle Associates recorded an amount Due from Affiliate of $1,250,000, which represented the amounts advanced during the year. This amount was offset against management fees earned during the year ended December 31, 1999. Castle Associates made no monthly advances to TCI-II related to the Services Agreement during 1997, 1998 or 1999.

(c) In the normal course of business, THCR engages in various transactions with the other entities owned by Trump.

Beginning in late 1997, THCR's Atlantic City properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced THCR revenues. In 1997, 1998 and 1999, THCR incurred approximately $54,000, $1,100,000 and
$2,209,000, respectively, for customer costs associated with such utilization. In exchange for having Trump's plane available to customers of the Atlantic City properties, THCR has incurred pilot costs of approximately $265,000, $246,000 and $298,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Partnership Agreement

     Under the terms of a Partnership Agreement between Castle Associates and TCI- II, Castle Associates is required to pay all costs incurred by TCI-II. For the years ended December 31, 1997, 1998 and 1999, THCR Holdings paid no expenses on behalf of TCI-II.

     Executive Agreement

     Trump serves as the Chairman of the Board of Directors pursuant to an Executive Agreement entered into between Trump, THCR and THCR Holdings (the "Executive Agreement"). In consideration for Trump's services under the Executive Agreement, Trump receives a salary of $1,000,000 per year, plus reimbursement for expenses.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

(8) Stock Incentive Plan

     Pursuant to the 1995 Stock Incentive Plan (the "1995 Stock Plan"), directors, employees and consultants of THCR and certain of its subsidiaries and affiliates who have been selected as participants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, stock bonuses, restricted stock awards, performance units and phantom stock, and awards consisting of combinations of such incentives. The 1995 Stock Plan is administered by a committee appointed by the Board of Directors (the "Stock Incentive Plan Committee").

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

     In 1995, the Stock Incentive Plan Committee granted to the President, Chief Executive Officer and Chief Financial Officer of THCR a stock bonus award of 66,667 shares of THCR Common Stock under the 1995 Stock Plan, which was fully vested upon issuance. A phantom stock unit award was also issued to the President, Chief Executive Officer and Chief Financial Officer of THCR. This award entitled the President, Chief Executive Officer and Chief Financial Officer of THCR to receive 66,666 shares of THCR Common Stock two years following such award, subject to certain conditions. The compensation expense associated with the phantom stock award was approximately $934,000. This amount was amortized over two years. This award became fully vested on June 12, 1997. The President, Chief Executive Officer and Chief Financial Office of THCR also received an award of NQSOs for the purchase of 133,333 shares of THCR Common Stock, subject to certain conditions (including a vesting rate of 20% per year over a five-year period). The options have an exercise price of $14.00 per share. As of December 31, 1999, 106,667 options were exercisable under this grant.

     In April 1996, THCR issued warrants to Trump (the "Trump Warrants") to purchase an aggregate of 1,800,000 shares of THCR Common Stock, (i) 600,000 shares of which could be purchased on or prior to April 17, 1999 at $30 per share, (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000 at $35 per share and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001 at $40 per share.

     In November 1998, THCR granted certain employees and its independent directors approximately

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1,166,800 options to purchase THCR Common Stock at a price of $4.625 per share. One-third of the options vested on the date of the grant and on each of the first two anniversaries of the date of the grant. The options expire ten (10) years after the date of issuance.

     THCR has adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, THCR has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized in the consolidated statements of operations for its stock-based compensation plans other than for awards described above. Had the fair value method of accounting been applied to the THCR's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net loss would have been increased by $1,079,000 or $(.05) per share in 1997, $1,045,000 or $(.05) per share in 1998 and $1,371,000 or $(.06) per share in 1999. This pro forma impact only takes into account options granted since the date of inception, June 12, 1995, and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1998 was $2.20. No options were granted during 1997. The fair value was estimated using the Black-Scholes option- pricing model based on the weighted average market price at grant date of $4.625 in 1998 and the following weighted average assumptions: risk- free interest rate of 5.21% for 1998 and 1999, expected life of 7 years, volatility of 35% and dividend yield of 0%.

(9) Fair Value of Financial Instruments

     The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, receivables and payables are based on the short-term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

     The estimated fair values of other financial instruments are as follows:

                                                                      Carrying Amount         Fair Value
                                                                    --------------------  -------------------
                                                                                 December 31, 1999
                                                                                --------------------
11 1/4% First Mortgage Notes......................................        $1,200,000,000         $960,000,000
Trump AC Funding II Mortgage Notes................................            73,068,000           58,875,000
Trump AC Funding III Mortgage Notes...............................            24,051,000           19,250,000
15 1/2% Senior Secured Notes......................................           145,000,000          108,750,000
11 3/4% Castle Associates Notes...................................           219,235,000          199,766,000
13 7/8% Castle Associates Pay-In-Kind Notes.......................            99,466,000           87,806,000

     The fair values of the above instruments are based on quoted market prices as of December 31, 1999. The fair value of the Trump AC Funding II Mortgage Note and the Trump AC Funding III Mortgage Note approximate the carrying values based upon the short term nature of the period outstanding.

     There are no quoted market prices for bank borrowings, Castle Associates Senior Notes, Mortgage Notes payable and other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(10) Purchase of Treasury Stock

     The THCR Board of Directors has authorized the repurchase by THCR Holdings of up to 2,500,000 shares of THCR's Common Stock, from time to time in the open market or privately negotiated transactions. The repurchase program is effective until the end of 2000 when and to the extent permissible. As of December 31, 1999, THCR Holdings has repurchased 2,127,500 shares of THCR Common Stock.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

(11) Financial Information - THCR Funding

     Financial information relating to THCR Funding is as follows:

                                                            1997               1998              1999
                                                     ------------------  ----------------  ----------------
Total Assets (including Mortgage Notes receivable
 of $145,000,000 at December 31, 1997 and 1998)....     $145,936,000      $145,936,000      $145,936,000
                                                        ============      ============      ============
Total Liabilities and Capital (including
 $145,000,000 of Senior Secured Notes Due 2005)....     $145,936,000      $145,936,000      $145,936,000
                                                        ============      ============      ============
Interest Income from THCR Holdings.................     $ 22,475,000      $ 22,475,000      $ 22,475,000
                                                        ============      ============      ============
Interest Expense...................................     $ 22,475,000      $ 22,475,000      $ 22,475,000
                                                        ============      ============      ============
Net income.........................................     $    -            $     -           $     -

(12)  All Star Cafe Transaction


     All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Trump Taj Mahal Casino Resort ("the Taj Mahal") for an All Star Cafe. The basic rent under the All Star Cafe Lease was $1,000,000 per year, payable in equal monthly installments. In addition, All Star was to pay percentage rent as defined. The All Star Cafe opened in March 1997.

     On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property with the exception of Specialty Trade Fixtures became the property of Taj Associates. Taj Associates recorded the $17,200,000 estimated fair market value of these assets in other revenue based on an independent appraisal.

     Taj Associates intends to continue operating the facility as a themed restaurant and entertainment complex.

(13) Trump World's Fair Closing

     On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair is $123,959,000 which includes $97,221,000 for the write-off of the net book value of the assets and $26,738,000 of costs incurred and to be incurred in connection with the closing and demolition of the building.

(14) The Year 2000 Issue

    THCR assessed the Year 2000 issue and implemented a plan to insure its systems were Year 2000 compliant. Analysis was made of THCR's various customer support and internal administration systems with appropriate modifications having been made.

     The cost of addressing the Year 2000 issue was not material as modifications were made with existing systems personnel and no significant expectations for new hardware or software. As a result of these efforts, THCR was fully Year 2000 compliant.

                      TRUMP HOTELS & CASINO RESORTS, INC.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

    This Year 2000 disclosure constitutes Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

(15) Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 137, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. Because THCR currently holds no derivative financial instruments and does not currently engage in hedging activities, the adoption of SFAS 133 is not expected to have a material effect on THCR's financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts, Inc. and
Subsidiaries:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Trump Hotels & Casino Resorts, Inc. ("THCR") and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the management of THCR and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                    ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 4, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Hotels & Casino Resorts Holdings, L.P.

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") included in this Form 10-K and have issued our report thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the management of THCR Holdings and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                    ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 4, 2000

                                                                     SCHEDULE II

                      TRUMP HOTELS & CASINO RESORTS, INC.
                AND TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999



                                                             Balance         Charged                                Balance
                                                                at             to                Other                 at
                                                            Beginning       Costs and           Changes              End of
                                                            of Period       Expenses          (Deductions)           Period
                                                          --------------  -------------  ----------------------  --------------
YEAR ENDED DECEMBER 31, 1997
  Allowances for doubtful accounts......................     $19,087,000    $ 9,160,000   $(9,622,000) (a)          $18,625,000
  Valuation allowance for interest differential on CRDA
   bonds................................................     $14,965,000    $ 5,104,000    $(920,000)  (b)          $19,149,000

YEAR ENDED DECEMBER 31, 1998
  Allowances for doubtful accounts......................     $18,625,000    $15,535,000   $(6,439,000) (a)          $27,721,000
  Valuation allowance for interest differential on CRDA
   bonds................................................     $19,149,000    $ 4,874,000   $(8,667,000) (c)          $15,356,000

YEAR ENDED DECEMBER 31, 1999
  Allowances for doubtful accounts......................     $27,721,000    $25,434,000   $(41,205,000)(a)          $11,950,000
  Valuation allowance for interest differential on CRDA
   bonds................................................     $15,356,000    $ 5,714,000   $(2,301,000) (d)          $18,769,000


___________
(a)  Write-off uncollectible accounts.

(b)  Adjustment of allowance applicable to contribution of CRDA deposits.

(c) Includes the reclassification of approximately $14,330,000 of previous CRDA deposits, the carrying value of which was $7,165,000 to property and equipment and $1,505,000 representing the adjustment to the allowance to give effect to the CRDA deposits to be refunded.

(d) Includes the reclassification of approximately $5,792,000 of previous CRDA deposits to property and equipment, the carrying value of which was $2,497,000.