Form 10-Q
period 2000-03-31
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 2000-05-15
CIK 943322, 943323

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission file number: 1-13794
                       TRUMP HOTELS & CASINO RESORTS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 13-3818402
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)
           1000 Boardwalk
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
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)
           1000 Boardwalk
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
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)
             1000 Boardwalk
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

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject
    to such filing requirements for the past 90 days.     Yes  X   No
                                                              ---     -----
       The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 15, 2000 was 22,079,256.
       The number of outstanding shares of Class B Common Stock, par value $.01
    per share, of Trump Hotels & Casino Resorts, Inc. as of     May 15, 2000
    was 1,000.
       The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of May 15, 2000 was 100.

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                      AND
                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.


                               INDEX TO FORM 10-Q


PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements

                                                                                                                     Page No.
                                                                                                                     --------

            Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc.
            as of December 31, 1999 and March 31, 2000 (unaudited)..................................................   1

            Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc.
            for the Three Months Ended March 31, 1999 and 2000 (unaudited)..........................................   2

            Condensed Consolidated Statement of Stockholders' Equity of Trump Hotels & Casino Resorts, Inc.
            for the Three Months Ended March 31, 2000  (unaudited)..................................................   3

            Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc.
            for the Three Months Ended March 31, 1999 and 2000 (unaudited)..........................................   4

            Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P.
            as of December 31, 1999 and March 31, 2000 (unaudited) .................................................   5

            Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P.
            for the Three Months Ended March 31, 1999 and 2000 (unaudited)..........................................   6

            Condensed Consolidated Statement of Partners Capital of Trump Hotels & Casino Resorts
            Holdings, L.P.  for the Three Months Ended March 31, 2000 (unaudited)...................................   7

            Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.
            for the Three Months Ended March 31, 1999 and 2000  (unaudited).........................................   8

            Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc.,
            Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
            Funding, Inc.  (unaudited)..............................................................................   9

ITEM 2  --  Management's Discussion and Analysis of Financial Condition and Results
            of Operations...........................................................................................   12

ITEM 3  --  Quantitative and Qualitative Disclosures About Market Risk..............................................   15


PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings.........................................................................................   15
ITEM 2 -- Changes in Securities and Use of Proceeds.................................................................   16
ITEM 3 -- Defaults Upon Senior Securities...........................................................................   16
ITEM 4 -- Submission of Matters to a Vote of Security Holders.......................................................   16
ITEM 5 -- Other Information.........................................................................................   16
ITEM 6 -- Exhibits and Reports on Form 8-K..........................................................................   16

SIGNATURES

Signature -- Trump Hotels & Casino Resorts, Inc.....................................................................   17
Signature -- Trump Hotels & Casino Resorts Holdings, L.P............................................................   18
Signature -- Trump Hotels & Casino Resorts Funding, Inc.............................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      TRUMP HOTELS & CASINO RESORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)


                                     ASSETS

                                                                 December 31,    March 31,
                                                                    1999           2000
                                                                 ----------    ----------
                                                                                (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents .................................   $   104,026    $   150,167
 Receivables, net ..........................................        47,781         41,871
 Inventories ...............................................        13,060         12,691
 Due from affiliates, net ..................................        27,368         27,316
 Prepaid expenses and other current assets .................         8,618          6,530
                                                               -----------    -----------
     Total Current Assets ..................................       200,853        238,575

INVESTMENT IN BUFFINGTON HARBOR, L.L.C .....................        38,185         37,615
INVESTMENT IN TRUMP'S CASTLE PIK NOTES .....................        76,250         79,540
PROPERTY AND EQUIPMENT, NET ................................     1,860,596      1,846,950
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET .................        30,838         29,165
OTHER ASSETS (Note 3) ......................................        60,298         61,654
                                                               -----------    -----------

Total Assets ...............................................   $ 2,267,020    $ 2,293,499
                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt ......................   $    12,411    $    11,824
 Accounts payable and accrued expenses .....................       146,170        147,483
 Accrued interest payable ..................................        30,301         81,400
                                                               -----------    -----------
     Total Current Liabilities .............................       188,882        240,707

LONG-TERM DEBT, net of current maturities ..................     1,855,327      1,854,569
OTHER LONG-TERM LIABILITIES ................................        21,738         26,273
                                                               -----------    -----------
Total Liabilities ..........................................     2,065,947      2,121,549
                                                               -----------    -----------

MINORITY INTEREST ..........................................        48,409         37,759

STOCKHOLDERS' EQUITY:
 Common Stock, $.01 par value, 75,000,000 shares authorized,
  24,206,756 issued; 22,079,256 outstanding ................           242            242
 Class B Common Stock, $.01 par value, 1,000 shares
  authorized, issued and outstanding .......................          --             --
 Additional Paid in Capital ................................       455,645        455,645
 Accumulated Deficit .......................................      (283,226)      (301,699)
 Less treasury stock at cost, 2,127,500 shares .............       (19,997)       (19,997)
                                                               -----------    -----------
Total Stockholders' Equity .................................       152,664        134,191
                                                               -----------    -----------

Total Liabilities and Stockholders' Equity .................   $ 2,267,020    $ 2,293,499
                                                               ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated balance sheets

                      TRUMP HOTELS & CASINO RESORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (unaudited)
                   (dollars in thousands, except share data)

                                                                   Three Months Ended
                                                                       March 31,
                                                                   ------------------
                                                                1999             2000
                                                                ----             ----
REVENUES:
   Gaming .............................................   $    291,783    $    295,021
   Rooms ..............................................         19,572          17,995
   Food and Beverage ..................................         32,241          30,833
   Other ..............................................          9,248           8,058
                                                          ------------    ------------
   Gross Revenues .....................................        352,844         351,907
   Less -- Promotional allowances .....................         37,129          35,417
                                                          ------------    ------------
   Net Revenues .......................................        315,715         316,490
                                                          ------------    ------------

COSTS AND EXPENSES:
   Gaming .............................................        185,000         184,887
   Rooms ..............................................          7,803           7,432
   Food and Beverage ..................................         11,211          10,134
   General and Administrative .........................         68,644          67,498
   Depreciation and Amortization ......................         21,355          19,722
   Trump World's Fair Closing (Note 5) ................           --               482
                                                          ------------    ------------
                                                               294,013         290,155
                                                          ------------    ------------
   Income from operations .............................         21,702          26,335
                                                          ------------    ------------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income ....................................          1,642           1,763
   Interest expense ...................................        (55,531)        (56,031)
   Other non-operating expense ........................         (1,290)           (470)
                                                          ------------    ------------
                                                               (55,179)        (54,738)
                                                          ------------    ------------

Loss before equity in loss of Buffington
   Harbor, L.L.C., minority interest, and cumulative
   effect of change in accounting principle ...........        (33,477)        (28,403)
Equity in loss of Buffington Harbor, L.L.C ............           (766)           (720)
                                                          ------------    ------------

Loss before minority interest and cumulative effect
   of change in accounting principle ..................        (34,243)        (29,123)
Minority Interest .....................................         12,523          10,650
                                                          ------------    ------------
Loss before cumulative effect of change in accounting
   principle ..........................................        (21,720)        (18,473)
Cumulative effect of change in accounting principle
   ($5,620), net of minority interest ($2,055) (Note 4)         (3,565)           --
                                                          ------------    ------------

NET LOSS ..............................................   $    (25,285)   $    (18,473)
                                                          ============    ============

Basic and diluted loss per share:
   before cumulative effect of change in accounting
   principle ..........................................   $       (.98)   $       (.84)

Cumulative effect of change in accounting principle ...           (.16)           --
                                                          ------------    ------------

Basic and diluted loss per share ......................   $      (1.14)   $       (.84)
                                                            ==========      ==========

Average number of shares outstanding ..................     22,195,256      22,079,256
                                                            ==========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (unaudited)
                             (dollars in thousands)

                                Number of Shares
                                ----------------
                                                 Common Additional
                                         Class B  Stock   Paid in   Accumulated   Treasury
                                Common    Common  Amount  Capital     Deficit       Stock      Total
                                ------    ------  ------  -------     -------       -----      -----
Balance, December 31, 1999..  24,206,756   1,000    $242  $455,645    $(283,226)  $(19,997)  $152,664

Net Loss....................           -       -       -         -      (18,473)         -    (18,473)
                              ----------  ------  ------  --------    ---------   --------   --------

Balance, March 31, 2000.....  24,206,756   1,000    $242  $455,645    $(301,699)  $(19,997)  $134,191
                              ==========  ======  ======  ========    =========   ========   ========




   The accompanying notes are an integral part of this condensed consolidated financial statement.

                      TRUMP HOTELS & CASINO RESORTS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  FOR
                 THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (unaudited)
                             (dollars in thousands)

                                                                                       1999       2000
                                                                                       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss........................................................................   $(25,285)   $(18,473)
 Adjustments to reconcile net loss to net cash flows from operating activities:
  Cumulative effect of change in accounting principle............................      3,565           -
  Issuance of debt in exchange for accrued interest..............................      3,167       3,622
  Equity in loss of Buffington Harbor, L.L.C.....................................        766         720
  Depreciation and amortization..................................................     21,355      19,722
  Non-cash increase in Trump's Castle PIK Notes..................................     (2,877)     (3,290)
  Minority interest in net loss..................................................    (12,523)    (10,650)
  Accretion of discounts on mortgage notes.......................................      1,211       1,365
  Amortization of deferred loan costs............................................      1,851       1,674
  Provision for losses on receivables............................................      2,569       1,435
  Valuation allowance of CRDA investments and amortization of Indiana
   gaming costs..................................................................      2,088       2,068
  (Gain) loss  on disposition of property........................................       (335)        468
  Decrease in receivables........................................................      5,648       4,475
  Decrease in inventories........................................................        228         369
  Decrease in other current assets...............................................      2,218       2,230
  (Increase) decrease in due from affiliates.....................................       (697)         52
  (Increase) decrease in other assets............................................     (1,680)        555
  (Decrease) increase in accounts payable and accrued expenses...................     (4,620)      1,171
  Increase in accrued interest payable...........................................     50,946      51,099
  Decrease in other long-term liabilities........................................        (12)        (12)
                                                                                    --------    --------
   Net cash flows provided by operating activities...............................     47,583      58,600
                                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net........................................     (6,915)     (5,604)
  Proceeds from disposition of property..........................................      1,045          27
  Investment in Buffington Harbor, L.L.C.........................................        (11)       (150)
  CRDA Investments...............................................................     (3,427)     (3,222)
  Restricted cash................................................................      2,523           -
                                                                                    --------    --------
   Net cash flows used in investing activities...................................     (6,785)     (8,949)
                                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt......................................................     (3,353)     (3,510)
                                                                                    --------    --------
   Net cash flows used in financing activities...................................     (3,353)     (3,510)
                                                                                    --------    --------

   Net increase in cash and cash equivalents.....................................     37,445      46,141

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................    114,757     104,026
                                                                                    --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................   $152,202    $150,167
                                                                                    ========    ========

CASH INTEREST PAID...............................................................   $  1,172    $  1,359
                                                                                    ========    ========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations...............   $    992    $    800
                                                                                    ========    ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS

                                               December 31,   March 31,
                                                   1999         2000
                                                ----------   ----------
                                                            (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents..................    $  104,022   $  150,163
 Receivables, net...........................        47,781       41,871
 Inventories................................        13,060       12,691
 Due from affiliates, net...................        27,368       27,316
 Prepaid expenses and other current assets..         8,618        6,530
                                                ----------   ----------
     Total Current Assets...................       200,849      238,571

INVESTMENT IN BUFFINGTON HARBOR, L.L.C......        38,185       37,615
INVESTMENT IN TRUMP'S CASTLE PIK NOTES......        76,250       79,540
PROPERTY AND EQUIPMENT, NET.................     1,860,596    1,846,950
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET..        30,838       29,165
OTHER ASSETS (Note 3).......................        60,298       61,654
                                                ----------   ----------

Total Assets................................    $2,267,016   $2,293,495
                                                ==========   ==========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Current maturities of long-term debt......   $   12,411    $   11,824
 Accounts payable and accrued expenses.....      146,170       147,483
 Accrued interest payable..................       30,301        81,400
                                              ----------    ----------
     Total Current Liabilities.............      188,882       240,707

LONG-TERM DEBT, net of current maturities..    1,855,327     1,854,569
OTHER LONG-TERM LIABILITIES................       21,738        26,273
                                              ----------    ----------
Total Liabilities..........................    2,065,947     2,121,549
                                              ----------    ----------

PARTNERS' CAPITAL:
Partners' capital..........................      652,503       652,503
Accumulated deficit........................     (431,437)     (460,560)
Less stock of THCR.........................      (19,997)      (19,997)
                                              ----------    ----------
Total Partners' Capital....................      201,069       171,946
                                              ----------    ----------

Total Liabilities and Partners' Capital....   $2,267,016    $2,293,495
                                              ==========    ==========




  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (unaudited)
                             (dollars in thousands)

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                 1999          2000
                                                 ----          ----
REVENUES:
   Gaming .................................   $ 291,783    $ 295,021
   Rooms ..................................      19,572       17,995
   Food and Beverage ......................      32,241       30,833
   Other ..................................       9,248        8,058
                                              ---------    ---------
   Gross Revenues .........................     352,844      351,907
   Less -- Promotional allowances .........      37,129       35,417
                                              ---------    ---------
   Net Revenues ...........................     315,715      316,490
                                              ---------    ---------

COSTS AND EXPENSES:
   Gaming .................................     185,000      184,887
   Rooms ..................................       7,803        7,432
   Food and Beverage ......................      11,211       10,134
   General and Administrative .............      68,644       67,498
   Depreciation and Amortization ..........      21,355       19,722
   Trump World's Fair Closing (Note 5) ....        --            482
                                              ---------    ---------
                                                294,013      290,155
                                              ---------    ---------
   Income from operations .................      21,702       26,335
                                              ---------    ---------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income ........................       1,642        1,763
   Interest expense .......................     (55,531)     (56,031)
   Other non-operating expense ............      (1,290)        (470)
                                              ---------    ---------
                                                (55,179)     (54,738)
                                              ---------    ---------
Loss before equity in loss of Buffington
   Harbor, L.L.C., and cumulative effect of
    change in accounting principle ........     (33,477)     (28,403)
Equity in loss of Buffington Harbor, L.L.C         (766)        (720)
                                              ---------    ---------
Loss before cumulative effect of change in
   accounting principle ...................     (34,243)     (29,123)
Cumulative effect of change in accounting
   principle (Note 4) .....................      (5,620)        --
                                              ---------    ---------

NET LOSS ..................................   $ (39,863)   $ (29,123)
                                              =========    =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (unaudited)
                             (dollars in thousands)



                                                              Partners'         Accumulated             THCR
                                                              Capital            Deficit            Common Stock            Total
                                                              -------            -------            ------------            -----
Balance, December 31, 1999 ......................           $ 652,503           $(431,437)           $ (19,997)           $ 201,069


Net Loss ........................................                   -             (29,123)                   -              (29,123)
                                                            ---------           ---------            ---------            ---------

Balance, March 31, 2000 .........................           $ 652,503           $(460,560)           $ (19,997)           $ 171,946
                                                            =========           =========            =========            =========



   The accompanying notes are an integral part of this condensed consolidated financial statement.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  FOR
                 THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (unaudited)
                             (dollars in thousands)

                                                                                      1999       2000
                                                                                      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss........................................................................  $(39,863)  $(29,123)
 Adjustments to reconcile net loss to net cash flows from operating activities:
  Cumulative effect of change in accounting principle............................     5,620          -
  Issuance of debt in exchange for accrued interest..............................     3,167      3,622
  Equity in loss of Buffington Harbor, L.L.C.....................................       766        720
  Depreciation and amortization..................................................    21,355     19,722
  Non-cash increase in Trump's Castle PIK Notes..................................    (2,877)    (3,290)
  Accretion of discounts on mortgage notes.......................................     1,211      1,365
  Amortization of deferred loan costs............................................     1,851      1,674
  Provision for losses on receivables............................................     2,569      1,435
  Valuation allowance of CRDA investments and amortization of Indiana
   gaming costs..................................................................     2,088      2,068
  (Gain) loss on disposition of property.........................................      (335)       468
  Decrease in receivables........................................................     5,648      4,475
  Decrease in inventories........................................................       228        369
  Decrease in other current assets...............................................     2,218      2,230
  (Increase) decrease in due from affiliates.....................................      (697)        52
  (Increase) decrease in other assets............................................    (1,680)       555
  (Decrease) increase in accounts payable and accrued expenses...................    (4,620)     1,171
  Increase in accrued interest payable...........................................    50,946     51,099
  Decrease in other long-term liabilities........................................       (12)       (12)
                                                                                   --------   --------
   Net cash flows provided by operating activities...............................    47,583     58,600
                                                                                   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net........................................    (6,915)    (5,604)
  Proceeds from disposition of property..........................................     1,045         27
  Investment in Buffington Harbor, L.L.C.........................................       (11)      (150)
  CRDA Investments...............................................................    (3,427)    (3,222)
  Restricted cash................................................................     2,523          -
                                                                                   --------   --------
   Net cash flows used in investing activities...................................    (6,785)    (8,949)
                                                                                   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt......................................................    (3,353)    (3,510)
                                                                                   --------   --------
   Net cash flows used in financing activities...................................    (3,353)    (3,510)
                                                                                   --------   --------

   Net increase in cash and cash equivalents.....................................    37,445     46,141

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................   114,753    104,022
                                                                                   --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................  $152,198   $150,163
                                                                                   ========   ========

CASH INTEREST PAID...............................................................  $  1,172   $  1,359
                                                                                   ========   ========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations...............  $    992   $    800
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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1999 filed with the SEC.

     The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for a full year.

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
                                  (unaudited)
(2) Financial Information

     Financial information relating to THCR Funding is as follows:

                                                                                     December 31,     March  31,
                                                                                         1999            2000
                                                                                     ------------   ------------
                                                                                                     (unaudited)
     Total Assets (including THCR Holdings 15 1/2% Senior Secured
          Notes due 2005 ("the Senior Notes")receivable of
          $145,000,000 at December 31, 1999 and
          March 31, 2000)..........................................                  $145,936,000   $151,555,000
                                                                                     ============   ============
     Total Liabilities and Capital (including $145,000,000 of
          Senior Notes)............................................                  $145,936,000   $151,555,000
                                                                                     ============   ============


                                                                                      Three Months Ended March 31,
                                                                                          1999           2000
                                                                                     ------------   ------------

     Interest Income from THCR Holdings............................                  $  5,619,000   $  5,619,000

     Interest Expense..............................................                  $  5,619.000   $  5,619,000
                                                                                     ------------   ------------

     Net Income....................................................                  $          -   $          -
                                                                                     ============   ============

(3) Other Assets

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets is $8,014,000 which Plaza Associates estimates will be recoverable on the settlement of the appeal.

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

(5) Trump World's Fair Closing

     On October 4, 1999, THCR closed Trump World's Fair. In addition to closing costs recorded at December 31, 1999, costs of $482,000 were recorded during the three months ended March 31, 2000.

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(6) Subsequent Events

     On April 27, 2000, prior to maturity, Trump repaid all outstanding loans of $24,516,233 including interest.

     On April 27, 2000, THCR through its subsidiary, Trump Hotels & Casino Resorts Development Company, L.L.C., signed a definitive agreement with the Twenty-Nine Palm Band of Mission Indians for the development and management of a Native American casino on Twenty-Nine Palms tribal land in Southern California near Palm Springs. This development is scheduled to open in late 2001 and is subject to certain approvals.

      In May 2000, THCR Enterprises, L.L.C. ("THCR Enterprises") repurchased $28,500,000 of THCR Holdings' Senior Notes for $14,910,000 plus accrued interest.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     Cash flows from operating activities are THCR's principal source of liquidity. THCR and its subsidiaries expect to have sufficient liquidity to meet their obligations during 2000. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods when necessary.

     Capital expenditures for THCR were $6,915,000 and $5,604,000 for the three months ended March 31, 1999 and 2000, respectively.

     The indenture governing the Senior Notes (the "Senior Note Indenture") restricts the ability of THCR Holdings and its subsidiaries to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment, THCR's future operating results are conditional and could fluctuate significantly.

     The indentures of Trump AC and Castle Associates restrict their ability to make distributions to THCR Holdings. Therefore, the ability of THCR Holdings to service its debt is dependent on the successful operations of Trump Indiana and other future operations, the permitted distributions from Trump AC and Castle Associates and the repayment of officers' notes.

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

     In addition, the ability of (i) Plaza Associates and Taj Associates (through Trump AC) and (ii) Castle Associates to make payments of dividends or distributions to THCR Holdings may be restricted by the New Jersey Casino Control Commission. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the Indiana Gaming Commission.

     On April 27, 2000, prior to maturity, Trump repaid all outstanding loans of $24,516,233 including interest. In May 2000, THCR Enterprises repurchased $28,500,000 of THCR Holdings' Senior Notes for $14,910,000 plus accrued interest.

Results of Operations: Operating Revenues and Expenses

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Castle Associates (d/b/a Trump Marina) and Trump Indiana.

     Comparison of Three-Month Periods Ended March 31, 1999 and 2000. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                                          Three Months Ended March 31, 1999
                                                                          ----------------------------------
                                                       Plaza            Taj            Trump        Trump         THCR
                                                     Associates      Associates       Indiana       Marina      Consolidated*
                                                     ----------      ----------       -------       ------      -------------
Revenues:                                                                       (dollars in millions)
 Gaming ..........................................  $   82.3        $  112.8        $  35.7        $  60.9        $  291.8
 Other ...........................................      22.5            24.8            1.7           12.2            61.0
                                                      ------          ------          -----          -----          ------
  Gross Revenues .................................     104.8           137.6           37.4           73.1           352.8
Less: Promotional Allowances .....................      14.0            14.1             .5            8.6            37.1
                                                      ------          ------          -----          -----          ------
  Net Revenues ...................................      90.8           123.5           36.9           64.5           315.7
                                                      ------          ------          -----          -----          ------
Costs and Expenses:
 Gaming ..........................................      50.2            72.2           23.8           38.8           185.0
 General & Administrative ........................      19.6            21.8            8.6           14.7            68.6
 Depreciation & Amortization .....................       6.0             9.4            1.7            4.3            21.4
 Other ...........................................       7.2             7.7            1.6            2.4            19.0
                                                      ------          ------          -----          -----          ------
  Total Costs and Expenses .......................      83.0           111.1           35.7           60.2           294.0
                                                      ------          ------          -----          -----          ------
Income from Operations ...........................       7.8            12.4            1.2            4.3            21.7
                                                      ------          ------          -----          -----          ------
Non-operating Income (Expense) ...................        .1              .5           (1.5)            .2              .4
Interest Expense .................................     (11.8)          (23.4)          (1.8)         (13.4)          (55.5)
                                                      ------          ------          -----          -----          ------
  Total Non-operating Expense, Net ...............     (11.7)          (22.9)          (3.3)         (13.2)          (55.1)
                                                      ------          ------          -----          -----          ------
Loss in Joint Venture ............................       --              --             (.8)           --              (.8)
                                                      ------          ------          -----          -----          ------
Net Loss Before Minority Interest &
   Cumulative Effect of Change in
      Accounting Principle .......................  $   (3.9)       $  (10.5)       $  (2.9)       $  (8.9)          (34.2)
                                                    ========        ========        =======        =======
Minority Interest ................................                                                                    12.5
Cumulative Effect of Acctg.  Change ..............                                                                    (3.6)
                                                                                                                    ------
Net Loss .........................................                                                                $  (25.3)
                                                                                                                  ========
* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                        Three Months Ended March 31, 2000
                                                                        ---------------------------------
                                                       Plaza           Taj            Trump          Trump          THCR
                                                     Associates     Associates       Indiana         Marina      Consolidated*
                                                     ----------     ----------       -------         ------      -------------
Revenues:                                                                     (dollars in millions)
 Gaming ..........................................   $  77.6        $  125.1        $  33.0        $  59.3        $  295.0
 Other ...........................................      17.8            24.5            2.2           12.5            56.9
                                                       -----          ------          -----          -----          ------
  Gross Revenues .................................      95.4           149.6           35.2           71.8           351.9
Less: Promotional Allowances .....................      11.9            14.9             .9            7.8            35.4
                                                       -----          ------          -----          -----          ------
  Net Revenues ...................................      83.5           134.7           34.3           64.0           316.5
                                                       -----          ------          -----          -----          ------
Costs and Expenses:
 Gaming ..........................................      51.1            75.6           22.5           35.7           184.9
 General & Administrative ........................      16.0            23.0            8.5           16.4            67.5
 Depreciation & Amortization .....................       4.4             9.0            1.8            4.3            19.7
 Other ...........................................       5.2             8.0            1.7            3.2            18.1
                                                       -----          ------          -----          -----          ------
  Total Costs and Expenses .......................      76.7           115.6           34.5           59.6           290.2
                                                       -----          ------          -----          -----          ------
Income (loss) from Operations ....................       6.8            19.1            (.2)           4.4            26.3
                                                       -----          ------          -----          -----          ------
Non-operating Income (Expense) ...................        .1              .2             --             .2             1.3
Interest Expense .................................     (11.9)          (23.4)          (1.5)         (14.0)          (56.0)
                                                       -----          ------          -----          -----          ------
  Total Non-operating Expense, Net ...............     (11.8)          (23.2)          (1.5)         (13.8)          (54.7)
                                                       -----          ------          -----          -----          ------
Loss in Joint Venture ............................       --              --             (.7)           --              (.7)
                                                       -----          ------          -----          -----          ------
Net Loss Before Minority Interest ................   $  (5.0)       $   (4.1)       $  (2.4)       $  (9.4)          (29.1)
                                                     =======        ========        =======        =======
Minority Interest ................................                                                                    10.6
                                                                                                                    ------
Net Loss .........................................                                                                 $ (18.5)
                                                                                                                   =======

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                      Three Months Ended March 31, 1999
                                     -----------------------------------------------------------------
                                        Plaza         Taj        Trump        Trump          THCR
                                     Associates   Associates    Indiana      Marina      Consolidated
                                     -----------  -----------  ---------  -------------  -------------
                                                           (dollars in millions)
Table Game Revenues................     $  21.7     $   38.7     $  8.5         $ 15.4       $   84.3
Table Game Drop....................     $ 140.1     $  234.5     $ 51.4         $101.3       $  527.3
Table Win Percentage...............        15.5%        16.5%      16.5%          15.2%          16.0%
Number of Table Games..............         103          147         52             91            393
Slot Revenues......................     $  60.6     $   69.1     $ 27.2         $ 45.3       $  202.3
Slot Handle........................     $ 770.6     $  885.1     $441.5         $552.6       $2,649.8
Slot Win Percentage................         7.9%         7.8%       6.2%           8.2%           7.6%
Number of Slot Machines............       4,204        4,175      1,310          2,178         11,867
Other Gaming Revenues..............         N/A     $    5.0        N/A         $  0.2       $    5.2
Total Gaming Revenues..............     $  82.3     $  112.8     $ 35.7         $ 60.9       $  291.8


                                                     Three Months Ended March 31, 2000
                                     -----------------------------------------------------------------
                                       Plaza         Taj        Trump        Trump           THCR
                                     Associates   Associates   Indiana      Marina     Consolidated
                                     ----------   ----------   -------      ------     ------------
                                                          (dollars in millions)
Table Game Revenues................     $  23.3     $   42.1     $  7.4         $ 13.6       $   86.4
 Incr (Decr) over prior period.....     $   1.6     $    3.4     $ (1.1)        $ (1.8)      $    2.1
Table Game Drop....................     $ 152.2     $  252.2     $ 43.2         $ 88.4       $  536.0
 Incr (Decr) over prior period.....     $  12.1     $   17.7     $ (8.2)        $(12.9)      $    8.7
Table Win Percentage...............        15.3%        16.7%      17.1%          15.3%          16.1%
 Incr (Decr) over prior period.....        (0.2)pts.     0.2pts.    0.6pts.        0.1pts.        0.1pts.
Number of Table Games..............          95          143         50             76            364
 Incr (Decr) over prior period.....          (8)          (4)        (2)           (15)           (29)
Slot Revenues......................     $  54.3     $   77.8     $ 25.6         $ 45.6       $  203.3
 Incr (Decr) over prior period.....     $  (6.3)    $    8.7     $ (1.6)        $  0.3       $    1.0
Slot Handle........................     $ 695.3     $1,009.1     $400.1         $582.5       $2,687.0
 Incr (Decr) over prior period.....     $ (75.3)    $  124.0     $(41.4)        $ 29.9       $   37.2
Slot Win Percentage................         7.8%         7.7%       6.4%           7.8%           7.6%
 Incr (Decr) over prior period.....        (0.1)pts.    (0.1)pts.   0.2pts.       (0.4)pts.       0.0pts.
Number of Slot Machines............       2,774        4,521      1,236          2,265         10,796
 Incr (Decr) over prior period.....      (1,430)         346        (74)            87         (1,071)
Other Gaming Revenues..............         N/A     $    5.2        N/A         $  0.1       $    5.3
 Incr (Decr) over prior period.....         N/A     $    0.2        N/A         $ (0.1)      $    0.1
Total Gaming Revenues..............     $  77.6     $  125.1     $ 33.0         $ 59.3       $  295.0
 Incr (Decr) over prior period.....     $  (4.7)    $   12.3     $ (2.7)        $ (1.6)      $    3.2

  Gaming revenues are the primary source of THCR's revenues. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.9% and 15.4% for the quarters ended March 31, 1999 and March 31, 2000, respectively.
Slot revenues at Plaza Associates declined due to the closing of Trump World's Fair in October 1999.

  Gaming costs and expenses were $184.9 million for the three months ended March 31, 2000, a decrease of $.1 million from $185.0 million for the comparable period in 1999. Gaming expenses at the Trump Atlantic City properties, Trump Plaza Hotel and Casino ("Trump Plaza") and the Trump Taj Mahal Casino Resort (the "Taj Mahal") increased $4.3 million due to increases in marketing and promotion costs. These increases were offset by a $3.1 million decrease at Trump Marina as a result of a decrease in promotional and complimentary expenses achieved by the strategic reductions or elimination of less profitable programs. Also, Trump Indiana's gaming costs decreased $1.3 million proportionately to the decrease in gaming revenues, as a result of the legalization of dockside gaming competition in Illinois.

  General and administrative expenses were $67.5 million for the three months ended March 31, 2000, a decrease of $1.1 million or 1.7% from $68.6 million for the comparable period in 1999. The closing of Trump World's Fair primarily contributed to this decrease, which was partially offset by increases at Taj Associates and Trump Marina.

  Non-operating expense includes the $1.3 million jury settlement awarded on March 3, 1999 to residents of Indiana who had asserted claims to ownership of 7.5% of the value of Trump Indiana. Non-operating expense for the three months ended March 31, 2000 primarily consists of a loss incurred upon termination of a lease at THCR Holdings.

  During the first quarter of 1999, THCR wrote off $5.6 million of new development costs which had been classified as prepaid expense at December 31, 1998. The cumulative effect (after minority interest) of this accounting change was $3.6 million.

Seasonality

The casino industry in Atlantic City and Indiana is seasonal in nature; accordingly, the results of operations for the period ending March 31, 2000 are not necessarily indicative of the operating results for a full year.

Important Factors Relating to Forward-Looking Statements

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q relative to THCR's performance, trends in THCR's operations or financial results, plans, expectations, estimates and beliefs, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in the Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Management has reviewed the disclosure requirements for Item 3 and, based upon THCR, THCR Funding and THCR Holdings' current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, THCR, THCR Holdings and THCR Funding will periodically review their compliance with this disclosure requirement to the extent applicable.

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

     Other Litigation. On or about March 20, 2000, Mark Metelman, a stockholder of THCR, filed a proposed class action on behalf of all THCR stockholders in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C-43.00) against THCR and each member of the Board of Directors of THCR. The plaintiff claims that a third party made an offer to purchase THCR and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. The plaintiff seeks, among other things, an order requiring the defendants "to fully and fairly consider offers to purchase [THCR]," as well as money damages. The defendants believe the complaint is based on erroneous factual allegations and is legally without merit, and intend to seek its dismissal.

     Various other legal proceedings are now pending against THCR. Except as set forth herein and in THCR's Annual Report on Form 10-K for the year ended December 31, 1999, THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

          From time to time, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act (the"Casino Control Act") and the Riverboat Gambling Act, as the case may be. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana to otherwise retain or renew any casino or other licenses required under the Casino Control Act or the Indiana Riverboat Act, as the case may be, for the operation of Trump Plaza, the Taj Mahal, Trump Marina and the Trump Indiana Riverboat, respectively.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS
      None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

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

     (1) Filed only with the Quarterly Report on Form 10-Q of THCR for the quarter ended March 31, 2000.
     (2) Filed only with the Quarterly Report on Form 10-Q of THCR Holdings and THCR Funding for the quarter ended March 31, 2000.

     b. Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning January 1, 2000 ending March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRUMP HOTELS & CASINO RESORTS, INC.
                                       (Registrant)

Date: May 15, 2000
                              By: /s/ Francis X. McCarthy, Jr.
                              -----------------------------------------------
                                     Francis X. McCarthy, Jr.
                                     Executive Vice President of Finance and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       (Registrant)

Date: May 15, 2000            By: Trump Hotels & Casino Resorts, Inc.,
                                     its general partner


                             By: /s/  Francis X. McCarthy, Jr.
                                -----------------------------
                                     Francis X. McCarthy, Jr.
                                     Executive Vice President of Finance and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                       (Registrant)

Date: May 15, 2000

                              By: /s/  Francis X. McCarthy, Jr.
                              -----------------------------------
                                      Francis X. McCarthy, Jr.
                                      Executive Vice President of Finance and
                                      Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)