Form 10-Q
period 2000-06-30
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 2000-08-14
CIK 943322, 943323

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

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

                                 (609) 449-6542
              (Registrant's telephone number, including area code)
                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

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

                                 (609) 449-6542
              (Registrant's telephone number, including area code)
                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

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
(Address of principal executive offices)                      (Zip Code)

                                 (609) 449-6542
              (Registrant's telephone number, including area code)
                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X            No
                                                    ---              ---

  The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 14, 2000 was 22,010,027

  The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 14, 2000 was 1,000.

  The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of August 14, 2000 was 100.

================================================================================

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.


                               INDEX TO FORM 10-Q


PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements

                                                                                                                     Page No.
                                                                                                                     --------
          Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc.
          as of December 31, 1999 and June 30, 2000 (unaudited)...................................................       1

          Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc.
          for the Three and Six Months ended June 30, 1999 and 2000 (unaudited)...................................       2

          Condensed Consolidated Statement of Stockholders' Equity of Trump Hotels & Casino Resorts, Inc.
          for the Six Months Ended June 30, 2000  (unaudited).....................................................       3

          Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc.
          for the Six Months Ended June 30, 1999 and 2000 (unaudited).............................................       4

          Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P.
          as of December 31, 1999 and June 30, 2000 (unaudited) ..................................................       5

          Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P.
          for the Three and Six Months ended June 30, 1999 and 2000 (unaudited)...................................       6

          Condensed Consolidated Statement of Partners' Capital of Trump Hotels & Casino Resorts
          Holdings, L.P.  for the Six Months Ended June 30, 2000 (unaudited)......................................       7

          Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.
          for the Six Months Ended June 30, 1999 and 2000  (unaudited)............................................       8

          Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc.,
          Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
          Funding, Inc.  (unaudited)..............................................................................       9

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results
        of Operations............................................................................................       12

ITEM 3--Quantitative and Qualitative Disclosures About Market Risk...............................................       17

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            INDEX TO FORM 10-Q CONT'D

                                                                                                                     Page No.
PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings.......................................................................................       17
ITEM 2 -- Changes in Securities and Use of Proceeds...............................................................       18
ITEM 3 -- Defaults Upon Senior Securities.........................................................................       18
ITEM 4 -- Submission of Matters to a Vote of Security Holders.....................................................       18
ITEM 5 -- Other Information.......................................................................................       18
ITEM 6 -- Exhibits and Reports on Form 8-K........................................................................       19

SIGNATURES

Signature -- Trump Hotels & Casino Resorts, Inc...................................................................       20
Signature -- Trump Hotels & Casino Resorts Holdings, L.P..........................................................       21
Signature -- Trump Hotels & Casino Resorts Funding, Inc...........................................................       22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       TRUMP HOTELS & CASINO RESORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                     ASSETS
                                                                               December 31,     June 30,
                                                                                  1999            2000
                                                                               -----------    -----------
                                                                                              (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ...............................................   $   104,026    $   106,704
   Receivables, net ........................................................        47,781         47,279
   Inventories .............................................................        13,060         13,078
   Due from affiliates, net (Notes 7 & 8) ..................................        27,368          1,254
   Prepaid expenses and other current assets ...............................         8,618         12,337
                                                                               -----------    -----------
          Total Current Assets .............................................       200,853        180,652

INVESTMENT IN BUFFINGTON HARBOR, L.L.C .....................................        38,185         36,902
INVESTMENT IN TRUMP'S CASTLE PIK NOTES .....................................        76,250         82,943
PROPERTY AND EQUIPMENT, NET ................................................     1,860,596      1,840,934
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET .................................        30,838         26,155
OTHER ASSETS (Note 3) ......................................................        60,298         64,312
                                                                               -----------    -----------

Total Assets ...............................................................   $ 2,267,020    $ 2,231,898
                                                                               ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt ....................................   $    12,411    $    17,310
   Accounts payable and accrued expenses ...................................       146,170        160,658
   Accrued interest payable ................................................        30,301         30,208
                                                                               -----------    -----------
          Total Current Liabilities ........................................       188,882        208,176

LONG-TERM DEBT, net of current maturities (Note 6) .........................     1,855,327      1,832,799
OTHER LONG-TERM LIABILITIES ................................................        21,738         23,706
                                                                               -----------    -----------
Total Liabilities ..........................................................     2,065,947      2,064,681
                                                                               -----------    -----------

MINORITY INTEREST ..........................................................        48,409         36,102

STOCKHOLDERS' EQUITY:
   Common  Stock,  $.01 par  value, 75,000,000 shares authorized, 24,206,756 issued; 22,079,256 and 22,010,027, outstanding in 1999 and
     2000, respectively ....................................................           242            242
   Class B Common Stock, $.01 par value, 1,000 shares
     authorized, issued and outstanding ....................................           -              -
   Additional Paid in Capital ..............................................       455,645        455,645
   Accumulated Deficit .....................................................      (283,226)      (304,572)
   Less treasury stock at cost, 2,127,500 and 2,196,729 shares,
     respectively (Note 7) .................................................       (19,997)       (20,200)
                                                                               -----------    -----------
Total Stockholders' Equity .................................................       152,664        131,115
                                                                               -----------    -----------

Total Liabilities and Stockholders' Equity .................................   $ 2,267,020    $ 2,231,898
                                                                               ===========    ===========



The accompanying notes are an integral part of these condensed consolidated balance sheets

                       TRUMP HOTELS & CASINO RESORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (unaudited)
                    (dollars in thousands, except share data)

                                                                   Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                                         --------                       --------
                                                                  1999            2000            1999            2000
                                                                  ----            ----            ----            ----
REVENUES:
   Gaming ...............................................   $    330,438    $    312,545    $    622,221    $    607,566
   Rooms ................................................         24,121          20,036          43,693          38,031
   Food and Beverage ....................................         36,858          33,259          69,094          64,092
   Other ................................................         11,291          10,200          20,540          18,258
                                                            ------------    ------------    ------------    ------------
   Gross Revenues .......................................        402,708         376,040         755,548         727,947
   Less -- Promotional allowances .......................         41,256          36,292          78,386          71,709
                                                            ------------    ------------    ------------    ------------
   Net Revenues .........................................        361,452         339,748         677,162         656,238
                                                            ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Gaming ...............................................        200,441         191,579         385,437         376,466
   Rooms ................................................          9,444           8,211          17,247          15,643
   Food and Beverage ....................................         14,062          11,905          25,274          22,039
   General and Administrative (Note 7) ..................         72,211          72,420         140,853         139,918
   Depreciation and Amortization ........................         20,972          18,633          42,327          38,355
   Trump World's Fair Closing (Note 5) ..................            -               254             -               736
                                                            ------------    ------------    ------------    ------------
                                                                 317,130         303,002         611,138         593,157
                                                            ------------    ------------    ------------    ------------
   Income from operations ...............................         44,322          36,746          66,024          63,081
                                                            ------------    ------------    ------------    ------------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income ......................................          1,669           1,494           3,311           3,258
   Interest expense .....................................        (55,376)        (54,987)       (110,907)       (111,019)
   Other non-operating expense ..........................           (170)            (38)         (1,460)           (508)
                                                            ------------    ------------    ------------    ------------
                                                                 (53,877)        (53,531)       (109,056)       (108,269)
                                                            ------------    ------------    ------------    ------------
Loss before equity in loss of Buffington Harbor, L.L.C. ,
   cumulative effect of change in accounting principle
   and extraordinary item ...............................         (9,555)        (16,785)        (43,032)        (45,188)
Equity in loss of Buffington Harbor, L.L.C ..............           (746)           (812)         (1,512)         (1,532)
                                                            ------------    ------------    ------------    ------------

Loss before minority interest, cumulative effect
   of change in accounting principle and
   extraordinary item ...................................        (10,301)        (17,597)        (44,544)        (46,720)
Minority Interest .......................................          3,767           6,436          16,290          17,086
                                                            ------------    ------------    ------------    ------------
Loss before cumulative effect of change in
   accounting principle and extraordinary item ..........         (6,534)        (11,161)        (28,254)        (29,634)
Cumulative effect of change in accounting principle
   ($5,620), net of minority interest
   ($2,055) (Note 4) ....................................            -               -            (3,565)            -
Extraordinary gain ($13,067), net of minority
   interest ($4,779) (Note 6) ...........................            -             8,288             -             8,288
                                                            ------------    ------------    ------------    ------------
NET LOSS ................................................   $     (6,534)   $     (2,873)   $    (31,819)   $    (21,346)
                                                            ============    ============    ============    ============

Basic and diluted loss per share before cumulative
   effect of change in accounting principle .............   $       (.29)   $       (.51)   $      (1.27)   $      (1.34)
Cumulative effect of change in accounting principle .....            -               -              (.16)            -
Extraordinary item ......................................            -               .38             -               .38
                                                            ------------    ------------    ------------    ------------
Basic and diluted loss per share ........................   $       (.29)   $       (.13)   $      (1.43)   $       (.97)
                                                            ============    ============    ============    ============

Average number of shares outstanding ....................     22,195,256      22,065,562      22,195,256      22,072,409
                                                            ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)
                             (dollars in thousands)


                                       Number of Shares
                                       ----------------
                                                 Common   Additional
                                                 Class B     Stock      Paid in     Accumulated    Treasury
                                       Common    Common      Amount     Capital       Deficit        Stock       Total
                                       ------    ------      ------     -------       -------        -----       -----
Balance, December 31, 1999........   24,206,756   1,000       $242      $455,645    $(283,226)     $(19,997)     $152,664

Receipt of 69,229 shares of
   THCR Common Stock, in satisfaction
   of debt
   (Note 7).......................                                                                     (203)         (203)

Net Loss..........................           -       -          -             -       (21,346)           -        (21,346)
                                     ---------- -------       ----      --------    ---------      --------      --------

Balance, June 30, 2000...........    24,206,756   1,000       $242      $455,645    $(304,572)     $(20,200)     $131,115
                                     ========== =======       ====      ========    =========      ========      ========









The accompanying notes are an integral part of this condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                   THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (unaudited)
                             (dollars in thousands)

                                                                                       1999         2000
                                                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .....................................................................   $ (31,819)   $ (21,346)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Extraordinary gain, net of minority interest ................................        -         (8,288)
    Cumulative effect of change in accounting principle .........................      3,565          -
    Issuance of debt in exchange for accrued interest ..........................       6,418        7,339
    Interest income - Castle PIK Notes .........................................      (5,853)      (6,693)
    Equity in loss of Buffington Harbor, L.L.C .................................       1,512        1,532
    Depreciation and amortization ..............................................      42,327       38,355
    Minority interest in net loss ...............................................    (16,290)     (17,086)
    Accretion of discounts on mortgage notes ...................................       2,460        2,774
    Amortization of deferred loan costs ........................................       3,646        3,284
    Provision for losses on receivables ........................................       6,270        2,947
    Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs ............................................................       4,515        4,439
    (Gain) loss on disposition of property .....................................        (335)         464
    Increase in receivables ....................................................        (321)      (2,445)
    Increase in inventories ....................................................        (244)         (17)
    Increase in other current assets ...........................................      (2,706)      (3,349)
    (Increase) decrease in due from affiliates .................................      (1,025)      25,022
    Increase in other assets ...................................................      (2,288)      (1,207)
    Increase in accounts payable and accrued expenses ..........................       4,434       14,575
    Decrease in accrued interest payable .......................................         (71)         (93)
    Increase in other long-term liabilities ....................................           3          118
                                                                                   ---------    ---------
     Net cash flows provided by operating activities ...........................      14,198       40,325
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net ......................................     (12,681)     (10,235)
  Proceeds from disposition of property ........................................       1,087           30
  Investment in Buffington Harbor, L.L.C .......................................        (167)        (249)
  CRDA Investments .............................................................      (6,737)      (6,602)
  Restricted cash ..............................................................       2,523          -
                                                                                   ---------    ---------
    Net cash flows used in investing activities ................................     (15,975)     (17,056)
                                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of long-term debt ...................................................      (7,891)     (20,591)
                                                                                   ---------    ---------
     Net cash flows used in financing activities ...............................      (7,891)     (20,591)
                                                                                   ---------    ---------

    Net (decrease) increase in cash and cash equivalents .......................      (9,668)       2,678

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................     114,757      104,026
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $ 105,089    $ 106,704
                                                                                   =========    =========

CASH INTEREST PAID .............................................................   $ 104,827    $ 104,930
                                                                                   =========    =========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations .............   $   4,421    $   7,328
                                                                                   =========    =========
Exchange of THCR Common stock to treasury stock ................................   $     -      $     203
                                                                                   =========    =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                            ASSETS
                                                                                       December 31,     June 30,
                                                                                          1999            2000
                                                                                       -----------    -----------
                                                                                                      (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .......................................................   $   104,022    $   106,700
   Receivables, net ................................................................        47,781         47,279
   Inventories .....................................................................        13,060         13,078
   Due from affiliates, net (Notes 7 & 8) ..........................................        27,368          1,254
   Prepaid expenses and other current assets .......................................         8,618         12,337
                                                                                       -----------    -----------
          Total Current Assets .....................................................       200,849        180,648

INVESTMENT IN BUFFINGTON HARBOR, L.L.C .............................................        38,185         36,902
INVESTMENT IN TRUMP'S CASTLE PIK NOTES .............................................        76,250         82,943
PROPERTY AND EQUIPMENT, NET ........................................................     1,860,596      1,840,934
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET .........................................        30,838         26,155
OTHER ASSETS (Note 3) ..............................................................        60,298         64,312
                                                                                       -----------    -----------

Total Assets .......................................................................   $ 2,267,016    $ 2,231,894
                                                                                       ===========    ===========


                                                LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
   Current maturities of long-term debt ............................................   $    12,411    $    17,310
   Accounts payable and accrued expenses ...........................................       146,170        160,658
   Accrued interest payable ........................................................        30,301         30,208
                                                                                       -----------    -----------
          Total Current Liabilities ................................................       188,882        208,176

LONG-TERM DEBT, net of current maturities (Note 6) .................................     1,855,327      1,832,799
OTHER LONG-TERM LIABILITIES ........................................................        21,738         23,706
                                                                                       -----------    -----------
Total Liabilities ..................................................................     2,065,947      2,064,681
                                                                                       -----------    -----------

PARTNERS' CAPITAL
Partners' capital ..................................................................       652,503        652,503
Accumulated deficit ................................................................      (431,437)      (465,090)
Less stock of THCR (Note 7) ........................................................       (19,997)       (20,200)
                                                                                       -----------    -----------
Total Partners' Capital ............................................................       201,069        167,213
                                                                                       -----------    -----------

Total Liabilities and Partners' Capital .............................................  $ 2,267,016    $ 2,231,894
                                                                                       ===========    ===========


The accompanying notes are an integral part of these condensed consolidated balance sheets

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (unaudited)
                             (dollars in thousands)

                                                              Three Months Ended          Six Months Ended
                                                                    June 30,                  June 30,
                                                              1999          2000         1999         2000
                                                              ----          ----         ----         ----
REVENUES:
   Gaming ...............................................   $ 330,438    $ 312,545    $ 622,221    $ 607,566
   Rooms ................................................      24,121       20,036       43,693       38,031
   Food and Beverage ....................................      36,858       33,259       69,094       64,092
   Other ................................................      11,291       10,200       20,540       18,258
                                                            ---------    ---------    ---------    ---------
   Gross Revenues .......................................     402,708      376,040      755,548      727,947
   Less -- Promotional allowances .......................      41,256       36,292       78,386       71,709
                                                            ---------    ---------    ---------    ---------
   Net Revenues .........................................     361,452      339,748      677,162      656,238
                                                            ---------    ---------    ---------    ---------

COSTS AND EXPENSES:
   Gaming ...............................................     200,441      191,579      385,437      376,466
   Rooms ................................................       9,444        8,211       17,247       15,643
   Food and Beverage ....................................      14,062       11,905       25,274       22,039
   General and Administrative (Note 7) ..................      72,211       72,420      140,853      139,918
   Depreciation and Amortization ........................      20,972       18,633       42,327       38,355
   Trump World's Fair Closing (Note 5) ..................         -            254          -            736
                                                            ---------    ---------    ---------    ---------
                                                              317,130      303,002      611,138      593,157
                                                            ---------    ---------    ---------    ---------
   Income from operations ...............................      44,322       36,746       66,024       63,081
                                                            ---------    ---------    ---------    ---------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income ......................................       1,669        1,494        3,311        3,258
   Interest expense .....................................     (55,376)     (54,987)    (110,907)    (111,019)
   Other non-operating expense ..........................        (170)         (38)      (1,460)        (508)
                                                            ---------    ---------    ---------    ---------
                                                              (53,877)     (53,531)    (109,056)    (108,269)
                                                            ---------    ---------    ---------    ---------
Loss before equity in loss of Buffington Harbor, L.L.C. ,
   cumulative effect of change in accounting principle
   and extraordinary item ...............................      (9,555)     (16,785)     (43,032)     (45,188)
Equity in loss of Buffington Harbor, L.L.C ..............        (746)        (812)      (1,512)      (1,532)
                                                            ---------    ---------    ---------    ---------

Loss before cumulative effect
   of change in accounting principle and
   extraordinary item ...................................     (10,301)     (17,597)     (44,544)     (46,720)
Cumulative effect of change in accounting principle
   (Note 4) .............................................         -            -         (5,620)         -
Extraordinary gain (Note 6) .............................         -         13,067          -         13,067
                                                            ---------    ---------    ---------    ---------

NET LOSS ................................................   $ (10,301)   $  (4,530)   $ (50,164)   $ (33,653)
                                                            =========    =========    =========    =========














The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)
                             (dollars in thousands)



                                                            Partners'        Accumulated          THCR
                                                            Capital            Deficit         Common Stock             Total
                                                            -------            -------         ------------             -----

Balance, December 31, 1999.............................      $652,503          $(431,437)          $(19,997)           $201,069

Receipt of 69,229 shares of THCR
   Common Stock in satisfaction of debt
   (Note 7)............................................                                                (203)               (203)

Net Loss...............................................            -             (33,653)               -               (33,653)
                                                             ========          =========           ========            ========


Balance, June 30, 2000.................................      $652,503          $(465,090)          $(20,200)           $167,213
                                                             ========          =========           ========            ========
















The accompanying notes are an integral part of this condensed consolidated financial statement.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                   THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (unaudited)
                             (dollars in thousands)

                                                                                        1999         2000
                                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss .....................................................................   $ (50,164)   $ (33,653)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Extraordinary gain .......................................................           -        (13,067)
     Cumulative effect of change in accounting principle ........................       5,620          -
     Issuance of debt in exchange for accrued interest ..........................       6,418        7,339
     Interest income - Castle PIK Notes .........................................      (5,853)      (6,693)
     Equity in loss of Buffington Harbor, L.L.C .................................       1,512        1,532
     Depreciation and amortization ..............................................      42,327       38,355
     Accretion of discounts on mortgage notes ...................................       2,460        2,774
     Amortization of deferred loan costs ........................................       3,646        3,284
     Provision for losses on receivables ........................................       6,270        2,947
     Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs .............................................................       4,515        4,439
     (Gain) loss on disposition of property .....................................        (335)         464
     Increase in receivables ....................................................        (321)      (2,445)
     Increase in inventories ....................................................        (244)         (17)
     Increase in other current assets ...........................................      (2,706)      (3,349)
     (Increase) decrease in due from affiliates .................................      (1,025)      25,022
     Increase in other assets ...................................................      (2,288)      (1,207)
     Increase in accounts payable and accrued expenses ..........................       4,434       14,575
     Decrease increase in accrued interest payable ..............................         (71)         (93)
     Increase in other long-term liabilities ....................................           3          118
                                                                                    ---------    ---------
       Net cash flows provided by operating activities ..........................      14,198       40,325
                                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net ....................................     (12,681)     (10,235)
     Proceeds from disposition of property ......................................       1,087           30
     Investment in Buffington Harbor, L.L.C .....................................        (167)        (249)
     CRDA Investments ...........................................................      (6,737)      (6,602)
     Restricted cash ............................................................       2,523          -
                                                                                    ---------    ---------
       Net cash flows used in investing activities ..............................     (15,975)     (17,056)
                                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of long-term debt ..................................................      (7,891)     (20,591)
                                                                                    ---------    ---------
       Net cash flows used in financing activities ..............................      (7,891)     (20,591)
                                                                                    ---------    ---------

       Net (decrease) increase in cash and cash equivalents .....................      (9,668)       2,678

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................     114,753      104,022
                                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................   $ 105,085    $ 106,700
                                                                                    =========    =========

CASH INTEREST PAID ..............................................................   $ 104,827    $ 104,930
                                                                                    =========    =========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations ..............   $   4,421    $   7,328
                                                                                    =========    =========
Exchange of THCR Common Stock to treasury stock .................................   $     -      $     203
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

(1) Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and Subsidiaries (as defined). THCR Holdings is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock (the "THCR Common Stock") (subject to certain adjustments), representing approximately 38.7% of the outstanding shares of THCR Common Stock. Accordingly, the accompanying condensed consolidated financial statements include those of
(i) THCR and its 63.4% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly owned subsidiaries.

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

          The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for a full year.

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


(2) Financial Information

          Financial information relating to THCR Funding is as follows:

                                                                                December 31,            June 30,
                                                                                    1999                  2000
                                                                                ============          ============
                                                                                                       (unaudited)
          Total Assets (including THCR Holdings 15 1/2% Senior Secured Notes due 2005 ("the Senior Notes")receivable of
                   $145,000,000 at December 31, 1999 and
                   June 30, 2000)........................................       $145,936,000          $145,936,000
                                                                                ============          ============

          Total Liabilities and Capital (including $145,000,000 of
                   Senior Notes) ........................................       $145,936,000          $145,936,000
                                                                                ============          ============
               (See Note 6 below)

                                                                                       Six Months Ended June 30,
                                                                                     1999                  2000
                                                                                     ----                  ----

          Interest Income from THCR Holdings.............................     $   11,238,000        $   11,238,000

          Interest Expense...............................................     $   11,238,000        $   11,238,000
                                                                              --------------        --------------

          Net Income   ..................................................       $         -           $         -
                                                                                ============          ============

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

(5) Trump World's Fair Closing

          On October 4, 1999, THCR closed Trump World's Fair. In addition to closing costs recorded at December 31, 1999, costs of $736,000 were recorded during the six months ended June 30, 2000.

(6)  Repurchase of Senior Notes

          During May 2000, THCR Enterprises, L.L.C. ("THCR Enterprises") repurchased $30,500,000 of THCR Holdings' Senior Notes for $16,030,000 plus accrued interest. An extraordinary gain of $14,470,000 was partially offset by the write-down of unamortized loan costs of $1,403,000, resulting in a net extraordinary gain of $13,067,000, which was adjusted to $8,288,000 after minority interest of $4,779,000.

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(7) Employment Agreement - Nicholas L. Ribis

          On June 12, 2000, the employment agreement of Nicholas L. Ribis ("Ribis") expired. Loans which had been advanced to Ribis to satisfy personal income tax were redeemed in accordance with the terms of the employment agreement through the exchange of 69,229 shares of THCR Common Stock into treasury stock for an aggregate value of $203,360, the closing market price at June 12, 2000. The difference of the outstanding balance of $962,475 on the loan and the value of the treasury stock was $759,115, which was charged to general and administrative expenses during the quarter ended June 30, 2000.

          An additional loan of $1,856,277 which included principal of $1,458,469 and accrued interest of $397,808 was rolled over on June 13, 2000 with an interest rate of Chase Bank prime (9.5% at June 13, 2000) and is due on or before July 11, 2001. On July 19, 2000, Ribis repaid $517,145 including interest of $17,145. An additional $600,000 plus accrued interest is due before January 12, 2001. The balance of $756,277 plus interest is due July 11, 2001. Accordingly, $1,108,817 (including accrued interest through June 30, 2000) has been classified as current at June 30, 2000.

(8) Donald Trump Loans

          On April 27, 2000, prior to maturity, Trump repaid all outstanding loans of $24,516,233 including interest.

(9) Twenty-Nine Palms Development

          On April 27, 2000, THCR through its subsidiaries, Trump Hotels & Casino Resorts Development Company and THCR Management Services, L.L.C., signed definitive agreements with the Twenty-Nine Palms Band of Mission Indians for the development and management of a Native American casino on Twenty-Nine Palms tribal land in Southern California near Palm Springs. This development is scheduled to open in late 2001 and is subject to certain approvals.

(10) Indiana Wagering Tax Add-back

          In July 2000, the Indiana Department of Revenue issued a Letter of Findings to another Indiana gaming company that the Riverboat Wagering Tax ("RWT"), a tax deducted from Federal income tax, be added back to Federal taxable income when computing Indiana adjusted gross income because the RWT represented a tax that was "based on or measured by income." The Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding based on the fact that the RWT is an excise tax, which is excluded from Indiana's add-back requirements. Accordingly, no provision has been made in these financial statements for additional Indiana state taxes.

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

          Capital expenditures for THCR were $12,681,000 and $10,235,000 for the six months ended June 30, 1999 and 2000, respectively.

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

          The indentures of Trump AC and Castle Associates restrict their ability to make distributions to THCR Holdings. Therefore, the ability of THCR Holdings to service its debt is dependent on the successful operations of Trump Indiana and other future operations and the permitted distributions from Trump AC and Castle Associates.

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

          On April 27, 2000, prior to maturity, Trump repaid all outstanding loans of $24,516,233 including interest. During May 2000, THCR Enterprises repurchased $30,500,000 of THCR Holdings' Senior Notes for $16,030,000 plus accrued interest. An extraordinary gain of $14,470,000 was partially offset by the write-down of unamortized loan costs of $1,403,000, resulting in a net extraordinary gain of $13,067,000, which was adjusted to $8,288,000 after minority interest of $4,779,000.

Results of Operations: Operating Revenues and Expenses

          All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Castle Associates (d/b/a Trump Marina) and Trump Indiana.

          Comparison of Three Month Period Ended June 30, 1999 and 2000. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                              Three Months Ended June 30, 1999
                                                              --------------------------------
                                             Plaza               Taj              Trump              Trump               THCR
                                          Associates         Associates          Indiana            Marina           Consolidated
                                          ----------         ----------          -------            ------           ------------
Revenues:                                                            (dollars in millions)
 Gaming ..........................               $93.9             $131.9              $35.5              $69.2             $330.4
 Other ...........................                25.9               28.7                1.8               15.8               72.3
                                       ---------------    ---------------    ---------------    ---------------    ---------------
  Gross Revenues .................               119.8              160.6               37.3               85.0              402.7
Less: Promotional Allowances .....                15.5               15.9                0.6                9.3               41.3
                                       ---------------    ---------------    ---------------    ---------------    ---------------
  Net Revenues ...................               104.3              144.7               36.7               75.7              361.4
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Costs and Expenses:
 Gaming ..........................                55.8               79.6               22.5               42.5              200.4
 General & Administrative ........                20.4               23.4                8.6               15.8               72.2
 Depreciation & Amortization .....                 5.7                9.2                1.7                4.3               21.0
 Other ...........................                 8.6                9.2                1.6                4.0               23.5
                                       ---------------    ---------------    ---------------    ---------------    ---------------
  Total Costs and Expenses .......                90.5              121.4               34.4               66.6              317.1
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Income from Operations ...........                13.8               23.3                2.3                9.1               44.3
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Non-operating Income (Expense) ...                 0.3                0.4               (0.1)               0.2                1.5
Interest Expense .................               (11.8)             (23.4)              (1.8)             (13.3)             (55.4)
                                       ---------------    ---------------    ---------------    ---------------    ---------------
  Total Non-operating Expense, Net               (11.5)             (23.0)              (1.9)             (13.1)             (53.9)
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Loss in Joint Venture ............               -                  -                   (0.7)             -                   (0.7)
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Net Income (Loss) Before Minority
   Interest & Cumulative Effect of
   Accounting Change .............                $2.3               $0.3              $(0.3)             $(4.0)            $(10.3)
                                       ===============    ===============    ===============    ===============
Minority Interest ................                                                                                             3.8
                                                                                                                   ---------------
Net Loss .........................                                                                                           $(6.5)
                                                                                                                   ===============
                                                              Three Months Ended June 30, 2000
                                                              --------------------------------
                                             Plaza               Taj              Trump              Trump               THCR
                                          Associates         Associates          Indiana            Marina           Consolidated
                                          ----------         ----------          -------            ------           ------------
Revenues:                                                                 (dollars in millions)
 Gaming ..........................               $81.5             $134.2              $29.7              $67.1             $312.5
 Other ...........................                18.3               27.6                2.2               15.4               63.5
                                       ---------------    ---------------    ---------------    ---------------    ---------------
  Gross Revenues .................                99.8              161.8               31.9               82.5              376.0
Less: Promotional Allowances .....                11.9               15.0                0.7                8.6               36.3
                                       ---------------    ---------------    ---------------    ---------------    ---------------
  Net Revenues ...................                87.9              146.8               31.2               73.9              339.7
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Costs and Expenses:
 Gaming ..........................                53.6               78.0               19.3               40.6              191.6
 General & Administrative ........                19.1               27.2                7.5               16.8               72.4
 Depreciation & Amortization .....                 3.3                9.2                1.8                4.3               18.6
Trump World's Fair Closing .......                 0.3              -                  -                  -                    0.3
 Other ...........................                 5.4                9.0                1.5                4.3               20.1
                                       ---------------    ---------------    ---------------    ---------------    ---------------
  Total Costs and Expenses .......                81.7              123.4               30.1               66.0              303.0
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Income from Operations ...........                 6.2               23.4                1.1                7.9               36.7
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Non-operating Income (Expense) ...                 0.1                0.3                0.1                0.3                1.5
Interest Expense .................               (11.8)             (23.4)              (1.4)             (14.1)             (55.0)
                                       ---------------    ---------------    ---------------    ---------------    ---------------
  Total Non-operating Expense, Net               (11.7)             (23.1)              (1.3)             (13.8)             (53.5)
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Loss in Joint Venture ............               -                  -                   (0.8)             -                   (0.8)
Extraordinary gain, net ..........               -                  -                  -                  -                    8.3
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Net Income (Loss) Before Minority
   Interest ......................               $(5.5)              $0.3              $(1.0)             $(5.9)             $(9.3)
                                       ===============    ===============    ===============    ===============
Minority Interest ................                                                                                             6.4
                                                                                                                   ---------------
Net Loss..........................                                                                                           $(2.9)
                                                                                                                   ===============

                                                                      Three Months Ended June 30, 1999
                                          ----------------------------------------------------------------------------------
                                            Plaza              Taj             Trump            Trump               THCR
                                          Associates       Associates         Indiana           Marina          Consolidated
                                          ----------       ----------         -------           ------          ------------
                                                                        (dollars in millions)
Table Game Revenues ..............           $23.2             $44.8              $8.0             $19.6             $95.5
Table Game Drop ..................          $153.9            $269.7             $46.8            $126.0            $596.4
Table Win Percentage .............            15.1%             16.6%             17.0%             15.5%             16.0%
Number of Table Games ............             100               149                52                85               386
Slot Revenues ....................           $70.7             $81.6             $27.5             $48.8            $228.6
Slot Handle ......................          $884.8          $1,012.8            $418.1            $626.0          $2,941.7
Slot Win Percentage ..............             8.0%              8.1%              6.6%              7.8%              7.8%
Number of Slot Machines ..........           4,223             4,240             1,310             2,133            11,906
Other Gaming Revenues ............             -                $5.5               -                $0.8              $6.3
Total Gaming Revenues ............           $93.9            $131.9             $35.5             $69.2            $330.4
                                                                      Three Months Ended June 30, 2000
                                          ----------------------------------------------------------------------------------
                                             Plaza             Taj             Trump            Trump               THCR
                                          Associates       Associates         Indiana           Marina          Consolidated
                                          ----------       ----------         -------           ------          ------------
                                                                        (dollars in millions)
Table Game Revenues ..............           $24.3             $46.2              $6.9             $18.2             $95.7
Incr (Decr) over prior period ....            $1.1              $1.4             $(1.1)            $(1.4)             $0.2
Table Game Drop ..................          $161.1            $269.3             $40.7            $111.3            $582.4
Incr (Decr) over prior period ....            $7.2             $(0.4)            $(6.1)           $(14.7)           $(14.0)
Table Win Percentage .............            15.1%             17.2%             17.0%             16.4%             16.4%
Increase (Decr) over prior period          0.0pts.           0.6pts.         (0.0)pts.           0.9pts.           0.4pts.
Number of Table Games ............              96               143                50                76               365
Increase (Decr) over prior period               (4)               (6)               (2)               (9)              (21)
Slot Revenues ....................           $57.2             $82.7             $22.8             $48.4            $211.1
Increase (Decr) over prior period           $(13.5)             $1.1             $(4.7)            $(0.4)           $(17.5)
Slot Handle ......................          $721.4          $1,069.1            $359.7            $612.3          $2,762.5
Incr (Decr) over prior period ....         $(163.4)            $56.3            $(58.4)           $(13.7)          $(179.2)
Slot Win Percentage ..............             7.9%              7.7%              6.3%              7.9%              7.6%
Incr (Decr) over prior period ....        (0.1)pts         (0.4)pts.         (0.3)pts.           0.1pts.         (0.2)pts.
Number of Slot Machines ..........           2,851             4,572             1,250             2,340            11,013
Incr (Decr) over prior period ....          (1,372)              332               (60)              207              (893)
Other Gaming Revenues ............             -                $5.3               -                $0.5              $5.7
Increase (Decr)n over prior period             -               $(0.2)              -               $(0.3)            $(0.6)
Total Gaming Revenues ............           $81.5            $134.2             $29.7             $67.1            $312.5
Increase (Decr)over prior period .          $(12.4)             $2.3             $(5.8)            $(2.1)           $(17.9)

    Gaming revenues are the primary source of THCR's revenues. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.4% and 16.3% for the quarters ended June 30, 1999 and 2000, respectively. Slot revenues at Plaza Associates declined due to the closing of Trump World's Fair in October 1999.

   Gaming costs and expenses were $191.6 million for the three months ended June 30, 2000, a decrease of $8.8 million from $200.4 million for the comparable period in 1999. Gaming expenses at the Trump Atlantic City properties, Trump Plaza Hotel and Casino ("Trump Plaza") and the Trump Taj Mahal Casino Resort (the "Taj Mahal") decreased $3.7 million or 2.8% from the comparable period in 1999 due to the closing of the Trump World's Fair and reduced gaming bad debt expense at the Taj Mahal. Promotional costs at Trump Plaza disproportionately exceeded slot revenue increases at Trump Plaza's remaining operations after closure of Trump World's Fair. Trump Marina's gaming costs and expenses decreased $1.9 million as a result of a decrease in promotional and complimentary expenses achieved by the strategic reductions or elimination of less profitable programs. Also, Trump Indiana's gaming costs decreased $3.2 million proportionately to the decrease in gaming revenues. The legalization of dockside gaming competition in Illinois has put the Indiana Riverboat at a competitive disadvantage.

   General and administrative expenses were $72.4 million for the three months ended June 30, 2000, an increase of $.2 million from $72.2 million for the comparable period in 1999. Expenses at Taj Associates increased $3.8 million or 16.3% from the comparable period in 1999 primarily due to additional entertainment costs resulting from a higher ratio of cash to complimentary ticket sales as well as increases in regulatory costs, legal fees and insurance reserves. Trump Marina's expenses increased $1.0 million or 6.5% from the comparable period in 1999 due to incremental costs related to the Services Agreement with Trump Casinos II, Inc. ("TCII") and employee benefit accruals. These increases were offset by a $1.3 million decrease at Plaza Associates primarily due to the closing of Trump World's Fair in October 1999 and $1.1 million and $2.2 million decreases for Trump Indiana and corporate overhead, respectively, due to costs efficiencies achieved from streamlining of operations.

   Comparison of Six Months Period Ended June 30, 1999 and 2000. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                         Six Months Ended June 30, 1999
                                      -------------------------------------------------------------------
                                         Plaza      Taj             Trump          Trump         THCR
                                      Associates    Associates      Indian        Marina     Consolidated
                                      ----------    ----------      ------        ------     ------------
Revenues:                                                    (dollars in millions)
 Gaming ...........................       $176.2        $244.7         $71.2        $130.1        $622.2
 Other ............................         48.4          53.5           3.4          28.0         133.3
                                      ----------    ----------    ----------    ----------    ----------
  Gross Revenues ..................        224.6         298.2          74.6         158.1         755.5
Less: Promotional Allowances ......         29.5          30.0           1.0          17.9          78.4
                                      ----------    ----------    ----------    ----------    ----------
  Net Revenues ....................        195.1         268.2          73.6         140.2         677.1
                                      ----------    ----------    ----------    ----------    ----------
Costs and Expenses:
 Gaming ...........................        106.0         151.8          46.3          81.3         385.4
 General & Administrative .........         40.0          45.2          17.2          30.5         140.9
 Depreciation & Amortization ......         11.6          18.6           3.4           8.5          42.3
 Other ............................         15.9          16.9           3.2           6.5          42.5
                                      ----------    ----------    ----------    ----------    ----------
  Total Costs and Expenses ........        173.5         232.5          70.1         126.8         611.1
                                      ----------    ----------    ----------    ----------    ----------
Income from Operations ............         21.6          35.7           3.5          13.4          66.0
                                      ----------    ----------    ----------    ----------    ----------
Non-operating Income (Expense) ....          0.3           1.0          (1.6)          0.4           1.9
Interest Expense ..................        (23.5)        (46.9)         (3.6)        (26.7)       (110.9)
                                      ----------    ----------    ----------    ----------    ----------
  Total Non-operating Expense, Net         (23.2)        (45.9)         (5.2)        (26.3)       (109.0)
                                      ----------    ----------    ----------    ----------    ----------
Loss in Joint Venture .............          -             -            (1.5)          -            (1.5)
                                      ----------    ----------    ----------    ----------    ----------
Net Loss Before Minority
   Interest .......................        $(1.6)       $(10.2)        $(3.2)       $(12.9)       $(44.5)
                                      ==========    ==========    ==========    ==========
Minority Interest .................                                                                 16.3
Cumulative Effect of Acctg.  Change                                                                 (3.6)
                                                                                              ----------
Net Loss...........................                                                               $(31.8)
                                                                                              ==========

                                                         Six Months Ended June 30, 2000
                                      -------------------------------------------------------------------
                                        Plaza          Taj          Trump         Trump          THCR
                                      Associates    Associates      Indiana       Marina     Consolidated
                                      ----------    ----------      -------       ------     ------------
Revenues:                                                   (dollars in millions)
 Gaming ..........................        $159.1        $259.3         $62.7        $126.5        $607.6
 Other ...........................          36.1          52.1           4.4          27.8         120.4
                                      ----------    ----------    ----------    ----------    ----------
  Gross Revenues .................         195.2         311.4          67.1         154.3         728.0
Less: Promotional Allowances .....          23.8          29.9           1.6          16.4          71.7
                                      ----------    ----------    ----------    ----------    ----------
  Net Revenues ...................         171.4         281.5          65.5         137.9         656.3
                                      ----------    ----------    ----------    ----------    ----------
Costs and Expenses:
 Gaming ..........................         104.7         153.6          41.8          76.3         376.5
 General & Administrative ........          35.2          50.2          15.9          33.2         139.9
 Depreciation & Amortization .....           7.8          18.2           3.7           8.7          38.4
Trump World's Fair Closing .......           0.7           -             -             -             0.7
 Other ...........................          10.0          17.0           3.2           7.4          37.7
                                      ----------    ----------    ----------    ----------    ----------
  Total Costs and Expenses .......         158.4         239.0          64.6         125.6         593.2
                                      ----------    ----------    ----------    ----------    ----------
Income from Operations ...........          13.0          42.5           0.9          12.3          63.1
                                      ----------    ----------    ----------    ----------    ----------
Non-operating Income (Expense) ...           0.2           0.5           0.2           0.5           2.7
Interest Expense .................         (23.7)        (46.8)         (3.0)        (28.1)       (111.0)
                                      ----------    ----------    ----------    ----------    ----------
  Total Non-operating Expense, Net         (23.5)        (46.3)         (2.8)        (27.6)       (108.3)
                                      ----------    ----------    ----------    ----------    ----------
Loss in Joint Venture ............           -             -            (1.5)          -            (1.5)
Extraordinary Gain, Net ..........           -             -             -             -             8.3
                                      ----------    ----------    ----------    ----------    ----------
Net Loss Before Minority
   Interest ......................        $(10.5)        $(3.8)        $(3.4)       $(15.3)       $(38.4)
                                      ==========    ==========    ==========    ==========
Minority Interest ................                                                                  17.1
                                                                                              ----------
Net Loss..........................                                                                $(21.3)
                                                                                              ==========

                                                                 Six Months Ended June 30, 1999
                                                             ---------------------------------------
                                               Plaza          Taj         Trump             Trump            THCR
                                             Associates    Associates     Indiana           Marina       Consolidated
                                             ----------    ----------     -------           ------       ------------
                                                                    (dollars in millions)
Table Game Revenues.......................   $    44.8     $    83.5     $     16.4      $      35.0     $     179.8
Table Game Drop...........................   $   293.9     $   504.2     $     98.2      $     227.3     $   1,123.6
Table Win Percentage......................       15.3%         16.6%          16.7%             15.4%          16.0%
Number of Table Games.....................         102           148             52               88             390
Slot Revenues.............................   $   131.4     $   150.6     $     54.8      $      94.1     $     430.8
Slot Handle...............................   $ 1,655.4     $ 1,898.0     $    859.6      $   1,178.6     $   5,591.6
Slot Win Percentage.......................        7.9%          7.9%           6.4%              8.0%           7.7%
Number of Slot Machines...................       4,213         4,207          1,310            2,155          11,885
Other Gaming Revenues.....................           -     $    10.6              -      $       1.0     $      11.6
Total Gaming Revenues.....................   $   176.2     $   244.7     $     71.2      $     130.1     $     622.2
                                                                 Six Months Ended June 30, 2000
                                                             ---------------------------------------
                                               Plaza          Taj         Trump             Trump            THCR
                                             Associates    Associates     Indiana           Marina       Consolidated
                                             ----------    ----------     -------           ------       ------------
                                                                    (dollars in millions)
Table Game Revenues.......................   $    47.6     $    88.3     $    14.3       $      31.8     $    182.1
Incr (Decr) over prior period.............   $     2.8     $     4.8     $    (2.1)      $      (3.2)    $      2.3
Table Game Drop...........................   $   313.4     $   521.4     $    83.9       $     199.7     $  1,118.4
Incr (Decr) over prior period.............   $    19.5     $    17.2     $   (14.3)      $     (27.6)    $     (5.2)
Table Win Percentage......................        15.2%         16.9%         17.0%             15.9%          16.3%
Increase (Decr) over prior period.........    (0.1)pts.       0.3pts.       0.3pts.           0.5pts.        0.3pts.
Number of Table Games.....................          96           143            50                76            365
Increase (Decr) over prior period.........          (6)           (5)           (2)              (12)           (25)
Slot Revenues.............................   $   111.5     $   160.5     $    48.4       $      94.1     $    414.4
Increase (Decr) over prior period.........   $   (19.9)    $     9.9     $    (6.4)      $      (0.0)    $    (16.4)
Slot Handle...............................   $ 1,416.6     $ 2,078.2     $   759.8       $    1,194.8    $  5,449.4
Incr (Decr) over prior period.............   $  (238.8)    $   180.2     $   (99.8)      $      16.2     $   (142.2)
Slot Win Percentage.......................        7.9%           7.7%          6.4%              7.9%           7.6%
Incr (Decr) over prior period.............     (0.0)pts     (0.2)pts.       0.0pts.         (0.1)pts.      (0.1)pts.
Number of Slot Machines...................       2,809         4,547         1,252             2,303         10,911
Incr (Decr) over prior period.............      (1,404)          340           (58)              148           (974)
Other Gaming Revenues.....................           -     $    10.5             -       $       0.6     $     11.1
Increase (Decr)n over prior period........           -     $    (0.1)            -       $      (0.4)    $     (0.5)
Total Gaming Revenues.....................   $   159.1     $   259.3     $    62.7       $     126.5     $    607.6
Increase (Decr)over prior period..........   $   (17.1)    $    14.6     $    (8.5)      $      (3.6)    $    (14.6)

   Gaming revenues are the primary source of THCR's revenues. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.7% and 15.9% for the six month period ended June 30, 1999 and June 30, 2000, respectively. Slot revenues at Plaza Associates declined due to the closing of Trump World's Fair in October 1999.

   Gaming costs and expenses were $376.5 million for the six months ended June 30, 2000, a decrease of $8.9 million from $385.4 million for the comparable period in 1999. Gaming expenses at the Trump Atlantic City properties, Trump Plaza Hotel and Casino ("Trump Plaza") and the Trump Taj Mahal Casino Resort (the "Taj Mahal") increased $.5 million. This increase was offset by a $5.0 million decrease at Trump Marina as a result of a decrease in promotional and complimentary expenses achieved by the strategic reductions or elimination of less profitable programs. Also, Trump Indiana's gaming costs decreased $4.5 million proportionately to the decrease in gaming revenues. The legalization of dockside gaming competition in Illinois has put the Indiana Riverboat at a competitive disadvantage.

   General and administrative expenses were $139.9 million for the six months ended June 30, 2000, a decrease of $1.0 million from $140.9 million for the comparable period in 1999. Expenses at Taj Associates increased $5.0 million or 11.0% from the comparable period in 1999 primarily due to additional enterainment costs resulting from a higher ratio of cash to complimentary ticket sales as well as increases in regulatory costs, legal fees and insurance reserves. Trump Marina's expenses increased $2.7 million or 8.8% from the comparable period in 1999 due to incremental costs related to the Services Agreement with TCII, insurance and employee benefit accruals. These increases were offset by a $4.8 million decrease at Plaza Associates due to the closing of Trump World's Fair in October 1999 and $1.3 million and $2.6 million decreases for Trump Indiana and corporate overhead, respectively, due to costs efficiencies achieved from streamlining of operations.

   Non-operating expense includes the $1.3 million jury settlement awarded on March 3, 1999 to certain residents of Indiana who had asserted claims to ownership of 7.5% of the value of Trump Indiana. Non-operating expense for the six months ended June 30, 2000 primarily consists of a loss incurred upon termination of a lease at THCR Holdings.

   During the first quarter of 1999, THCR wrote off $5.6 million of new development costs which had been classified as prepaid expense at December 31, 1998. The cumulative effect (after minority interest) of this accounting change was $3.6 million.

Seasonality

The casino industry in Atlantic City and Indiana is seasonal in nature; accordingly, the results of operations for the period ending June 30, 2000 are not necessarily indicative of the operating results for a full year.

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

   Other Litigation. On or about March 20, 2000, Mark Metelman, a stockholder of THCR, filed a proposed class action on behalf of all THCR stockholders in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C-43.00) against THCR and each member of the Board of Directors of THCR. The plaintiff claimed that a third party made an offer to purchase THCR and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. The plaintiff sought, among other things, an order requiring the defendants "to fully and fairly consider offers to purchase [THCR]," as well as money damages. The defendants believed the complaint was based on erroneous factual allegations and was legally without merit, and filed a motion to dismiss the complaint. On July 21, 2000, the Court dismissed plaintiffs' Complaint, without prejudice. The Court granted the plaintiffs ten weeks within which to file an Amended Complaint, pleading a shareholders derivative action. If plaintiffs do not file an Amended Complaint within the ten-week time period, the dismissal shall be considered to be with prejudice.

   On July 27, 2000, the Enforcement Staff (the "Staff") of the Northeast Regional Office of the Securities and Exchange Commission informed THCR that it is considering recommending that the Commission authorize filing a civil injunctive action against THCR, its former Chief Executive Officer and its Chief Financial Officer, charging that each of them violated the Securities Exchange Act of 1934 by issuing on October 25, 1999, a press release that was materially false and misleading because it failed to disclose that $17 million of THCR's operating income in the third quarter of 1999 came from a one-time gain in connection with Taj Associates' September 1999 acquisition of the All Star Cafe restaurant from Planet Hollywood International, Inc. The details of that transaction, and its effects on THCR's third quarter results, were discussed in THCR's Report on Form 10-Q filed with the Commission on November 4, 1999. The Staff indicated to THCR that it may seek authority from the Commission to seek injunctive relief and civil penalties, among other things.

   THCR intends to submit a statement to the Commission setting forth the reasons why THCR believes that the contemplated civil action should not be brought. If, notwithstanding THCR's submission, such an action is brought, THCR intends to defend it vigorously. There can be no assurances, however, of the outcome of such an action. THCR does not believe that such an action, if brought, would have a material adverse effect on its business, operating results or financial position.

   On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action (the "Steiner Action") in the Court of Chancery in Delaware (Civil Action No. 17336NC). The plaintiff in the Steiner Action, through his attorneys, had entered into a stipulation dismissing the case, without prejudice, subject to the approval of the Delaware Chancery Court. No consideration was paid by any defendant in exchange for the plaintiff's agreement to dismiss the case.

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

    (1) Filed only with the Quarterly Report on Form 10-Q of THCR for the quarter ended June 30, 2000.

    (2) Filed only with the Quarterly Report on Form 10-Q of THCR Holdings and THCR Funding for the quarter ended June 30, 2000.

    b.  Current Reports on Form 8-K:

    The Registrants did not file any Current Reports on Form 8-K during the period beginning April 1, 2000 ending June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRUMP HOTELS & CASINO RESORTS, INC.
                                        (Registrant)

Date: August 14, 2000
                                 By:/s/ Francis X. McCarthy, Jr.
                                 --------------------------------------------
                                        Francis X. McCarthy, Jr.
                                        Executive Vice President of Finance and
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                        (Registrant)

Date: August 14, 2000         By: TRUMP HOTELS & CASINO RESORTS, INC.,
                                            its general partner


                              By:/s/ Francis X. McCarthy, Jr.
                                     ---------------------------------------
                                     Francis X. McCarthy, Jr.
                                     Executive Vice President of Finance and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                    (Registrant)

Date: August 14, 2000

                              By:/s/ Francis X. McCarthy, Jr.
                              ------------------------------------------------
                                     Francis X. McCarthy, Jr.
                                     Executive Vice President of Finance and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial Officer)