Form 10-Q
period 2000-09-30
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 2000-11-14
CIK 943322, 943323

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended: September 30, 2000
                                       OR
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

           Huron Ave. & Brigantine Blvd.
             Atlantic City, New Jersey                   08401
     (Address of principal executive offices)         (Zip Code)

                                (609) 441-8406
             (Registrant's telephone number, including area code)
                                1000 Boardwalk
  (Former name, former address and former fiscal year, if changed since last report)

                       Commission file number: 33-90786
                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
            (Exact name of registrant as specified in its charter)

                     DELAWARE                         13-3818407
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

           Huron Ave. & Brigantine Blvd.
             Atlantic City, New Jersey                   08401
     (Address of principal executive offices)         (Zip Code)

                                (609) 441-8406
             (Registrant's telephone number, including area code)
                                1000 Boardwalk
  (Former name, former address and former fiscal year, if changed since last report)

                       Commission file number: 33-90786
                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
            (Exact name of registrant as specified in its charter)

                     DELAWARE                         13-3818405
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)
           Huron Ave. & Brigantine Blvd.
             Atlantic City, New Jersey                   08401
     (Address of principal executive offices)         (Zip Code)

                                (609) 441-8406
             (Registrant's telephone number, including area code)
                                1000 Boardwalk
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No___
                                                    ---

  The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 14, 2000 was 22,010,027.

  The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 14, 2000 was 1,000.

  The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of November 14, 2000 was 100.

================================================================================

                     TRUMP HOTELS & CASINO RESORTS, INC.,
                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                      AND
                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.


                              INDEX TO FORM 10-Q

PART I --  FINANCIAL INFORMATION

ITEM 1 -- Financial Statements                                                                                Page No.
                                                                                                              --------
            Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc.
            as of December 31, 1999 and September 30, 2000 (unaudited).......................................     1

            Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc.
            for the Three and Nine Months Ended September 30, 1999 and 2000 (unaudited)......................     2

            Condensed Consolidated Statement of Stockholders' Equity of Trump Hotels & Casino Resorts, Inc.
            for the Nine  Months Ended September 30, 2000  (unaudited).......................................     3

            Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc.
            for the Nine  Months Ended September 30, 1999 and 2000 (unaudited)...............................     4

            Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P.
            as of December 31, 1999 and  September 30, 2000 (unaudited)......................................     5

            Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P.
            for the Three and Nine Months Ended September 30, 1999 and 2000 (unaudited)......................     6

            Condensed Consolidated Statement of Partners' Capital of Trump Hotels & Casino Resorts
            Holdings, L.P.  for the Nine Months Ended September 30, 2000 (unaudited).........................     7

            Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.
            for the Nine Months Ended September 30, 1999 and 2000 (unaudited)................................     8

            Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc.,
            Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
            Funding, Inc.  (unaudited).......................................................................     9

ITEM 2 -- Management's Discussion and Analysis of Financial Condition and Results
          of Operations......................................................................................    12

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk.........................................    18

                     TRUMP HOTELS & CASINO RESORTS, INC.,
                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                      AND
                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                           INDEX TO FORM 10-Q CONT'D

                                                                 Page No.
                                                                 --------
PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings....................................     19
ITEM 2 -- Changes in Securities and Use of Proceeds............     20
ITEM 3 -- Defaults Upon Senior Securities......................     20
ITEM 4 -- Submission of Matters to a Vote of Security Holders..     20
ITEM 5 -- Other Information....................................     20
ITEM 6 -- Exhibits and Reports on Form 8-K.....................     21

SIGNATURES

Signature -- Trump Hotels & Casino Resorts, Inc................     22
Signature -- Trump Hotels & Casino Resorts Holdings, L.P.......     23
Signature -- Trump Hotels & Casino Resorts Funding, Inc........     24

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      TRUMP HOTELS & CASINO RESORTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                     ASSETS
                                                                                  December 31,      September 30,
                                                                                      1999              2000
                                                                                  ------------      -------------
                                                                                                     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents....................................................   $    104,026      $     164,544
  Receivables, net.............................................................         47,781             56,606
  Inventories..................................................................         13,060             12,145
  Due from affiliates, net (Notes 7 and 8).....................................         27,368              1,438
  Prepaid expenses and other current assets....................................          8,618             13,704
                                                                                  ------------      -------------
      Total Current Assets.....................................................        200,853            248,437
INVESTMENT IN BUFFINGTON HARBOR, L.L.C.........................................         38,185             37,142
INVESTMENT IN TRUMP'S CASTLE PIK NOTES.........................................         76,250             86,461
PROPERTY AND EQUIPMENT, NET....................................................      1,860,596          1,837,926
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET.....................................         30,838             24,550
OTHER ASSETS (Note 3)..........................................................         60,298             61,707
                                                                                  ------------      -------------

Total Assets...................................................................   $  2,267,020      $   2,296,223
                                                                                  ============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt.........................................   $     12,411      $      21,457
  Accounts payable and accrued expenses........................................        146,170            158,775
  Accrued interest payable.....................................................         30,301             79,963
                                                                                  ------------      -------------
      Total Current Liabilities................................................        188,882            260,195

LONG-TERM DEBT, net of current maturities (Note 6).............................      1,855,327          1,826,256
OTHER LONG-TERM LIABILITIES....................................................         21,738             28,436
                                                                                  ------------      -------------
Total Liabilities..............................................................      2,065,947          2,114,887
                                                                                  ------------      -------------

MINORITY INTEREST..............................................................         48,409             41,265

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 75,000,000 shares authorized,
    24,206,756 issued; 22,079,256 and 22,010,027, outstanding in 1999 and
    2000, respectively.........................................................            242                242
  Class B Common Stock, $.01 par value, 1,000 shares
    authorized, issued and outstanding.........................................              -                  -
  Additional Paid in Capital...................................................        455,645            455,645
  Accumulated Deficit..........................................................       (283,226)          (295,616)
  Less treasury stock at cost, 2,127,500 and 2,196,729 shares, in 1999 and
    2000, respectively (Note 7)................................................        (19,997)           (20,200)
                                                                                  ------------      -------------
Total Stockholders' Equity.....................................................        152,664            140,071
                                                                                  ------------      -------------

Total Liabilities and Stockholders' Equity.................................       $  2,267,020      $   2,296,223
                                                                                  ============      =============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                  (unaudited)
                   (dollars in thousands, except share data)

                                                            Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
                                                           --------------------       -------------------
                                                           1999            2000       1999           2000
                                                           ----            ----       ----           ----
REVENUES:
  Gaming..............................................  $   350,308   $   357,752   $   972,529   $   965,318
  Rooms...............................................       28,569        23,771        72,262        61,802
  Food and Beverage...................................       40,428        39,765       109,523       103,856
  Other...............................................       30,902        12,691        51,442        30,949
                                                        -----------   -----------   -----------   -----------
  Gross Revenues......................................      450,207       433,979     1,205,756     1,161,925
  Less -- Promotional allowances......................       47,136        45,077       125,522       116,785
                                                        -----------   -----------   -----------   -----------
  Net Revenues........................................      403,071       388,902     1,080,234     1,045,140
                                                        -----------   -----------   -----------   -----------

COSTS AND EXPENSES:
  Gaming..............................................      210,021       211,463       595,461       587,929
  Rooms...............................................        8,936         7,853        26,183        23,496
  Food and Beverage...................................       14,903        12,770        40,176        34,809
  General and Administrative (Note 7).................       71,129        70,622       211,982       210,540
  Depreciation and Amortization.......................       21,041        19,586        63,367        57,941
  Trump World's Fair Closing (Note 5).................      128,375            29       128,375           765
                                                        -----------   -----------   -----------   -----------
                                                            454,405       322,323     1,065,544       915,480
                                                        -----------   -----------   -----------   -----------
  Income (loss) from operations.......................      (51,334)       66,579        14,690       129,660
                                                        -----------   -----------   -----------   -----------

NON-OPERATING INCOME AND (EXPENSES):
  Interest income.....................................        1,834         1,451         5,143         4,710
  Interest expense....................................      (55,876)      (54,865)     (166,781)     (165,885)
  Other non-operating expense.........................         (259)          (86)       (1,719)         (594)
                                                        -----------   -----------   -----------   -----------
                                                            (54,301)      (53,500)     (163,357)     (161,769)
                                                        -----------   -----------   -----------   -----------
Income (Loss) before equity in loss of Buffington
  Harbor, L.L.C.,minority interest, cumulative
  effect of change in accounting principle and
  extraordinary item..................................     (105,635)       13,079      (148,667)      (32,109)
Equity in loss of Buffington Harbor, L.L.C............         (734)         (796)       (2,246)       (2,328)
                                                        -----------   -----------   -----------   -----------
Income (Loss) before minority interest,
  cumulative effect of change in accounting
  principle and extraordinary item....................     (106,369)       12,283      (150,913)      (34,437)
Minority Interest.....................................       38,899        (4,492)       55,189        12,594
                                                        -----------   -----------   -----------   -----------
Income (Loss) before cumulative effect of change
  in accounting principle and extraordinary item......      (67,470)        7,791       (95,724)      (21,843)
Cumulative effect of change in accounting principle,
  net of minority interest (Note 4)...................            -             -        (3,565)            -
Extraordinary gain, net of minority interest
  (Note 6)............................................            -         1,165             -         9,453
                                                        -----------   -----------   -----------   -----------
NET INCOME (LOSS).....................................  $   (67,470)  $     8,956   $   (99,289)  $   (12,390)
                                                        ===========   ===========   ===========   ===========

Basic and diluted earnings (loss) per share
  before cumulative effect of change in accounting
  principle and extraordinary item....................  $     (3.04)  $       .35   $     (4.31)  $      (.99)
Cumulative effect of change in accounting
  principle...........................................            -             -          (.16)            -
Extraordinary item....................................            -           .06             -           .43
                                                        -----------   -----------   -----------   -----------
Basic and diluted earnings (loss) per share...........  $     (3.04)  $       .41   $     (4.47)  $     ( .56)
                                                        ===========   ===========   ===========   ===========

Average number of shares outstanding..................   22,195,256    22,010,027    22,195,256    22,051,463
                                                        ===========   ===========   ===========   ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TRUMP HOTELS & CASINO RESORTS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (unaudited)
                            (dollars in thousands)



                                      Number of Shares
                                      ----------------
                                                         Common  Additional
                                                Class B  Stock    Paid in    Accumulated   Treasury
                                      Common    Common   Amount   Capital      Deficit       Stock      Total
                                      ------    -------  ------   -------      -------       -----      -----
Balance, December 31, 1999........  24,206,756    1,000    $242    $455,645    $(283,226)  $(19,997)  $152,664

Receipt of 69,229 shares of
   THCR Common Stock, in
   satisfaction of debt (Note 7)..           -        -       -           -            -       (203)      (203)

Net Loss..........................           -        -       -           -      (12,390)         -    (12,390)
                                    ----------    -----    ----    --------    ---------   --------   --------

Balance, September 30, 2000.......  24,206,756    1,000    $242    $455,645    $(295,616)  $(20,200)  $140,071
                                    ==========    =====    ====    ========    =========   ========   ========

   The accompanying notes are an integral part of this condensed consolidated financial statement.

                      TRUMP HOTELS & CASINO RESORTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                  (unaudited)
                            (dollars in thousands)

                                                                                     1999       2000
                                                                                     ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss .......................................................................  $(99,289)  $(12,390)
 Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary gain, net of minority interest .................................         -     (9,453)
   Cumulative effect of change in accounting principle ..........................     3,565          -
   Issuance of debt in exchange for accrued interest ............................     6,418      7,339
   Interest income - Castle PIK Notes ...........................................    (8,930)   (10,211)
   Equity in loss of Buffington Harbor, L.L.C. ..................................     2,246      2,328
   Depreciation and amortization ................................................    63,367     57,941
   Minority interest in net loss ................................................   (55,189)   (12,594)
   Accretion of discounts on mortgage notes .....................................     3,738      4,228
   Amortization of deferred loan costs ..........................................     5,398      4,814
   Provision for losses on receivables ..........................................    10,581      4,519
   Valuation allowance of CRDA investments and amortization of Indiana
     gaming costs ...............................................................     7,050      7,697
   Gain on disposition of property ..............................................      (385)       (36)
   (Gain) loss on property received upon termination of lease ...................   (17,200)       495
   Write-off of net book value of Trump World's Fair assets .....................    97,682          -
Decrease (increase) in receivables ..............................................       211    (13,345)
(Increase) decrease in inventories ..............................................       (44)       915
Decrease (increase) in other current assets .....................................       663     (4,719)
Decrease in due from affiliates .................................................       355     25,515
Increase in other assets ........................................................      (174)    (1,495)
Increase in accounts payable and accrued expenses ...............................    24,192     14,774
Increase in accrued interest payable ............................................    50,937     49,662
Increase in other long-term liabilities .........................................     3,364      3,923
                                                                                   --------   --------
       Net cash flows provided by operating activities ..........................    98,556    119,907
                                                                                   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment, net of property received on lease
     termination ................................................................   (18,669)   (25,388)
   Proceeds from disposition of property ........................................     4,502         30
   Investment in Buffington Harbor, L.L.C. ......................................      (335)    (1,285)
   CRDA Investments .............................................................   (10,524)   (10,251)
   Restricted cash ..............................................................     2,523          -
                                                                                   --------   --------
       Net cash flows used in investing activities ..............................   (22,503)   (36,894)
                                                                                   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings ........................................................         -      7,978
   Payment of long-term debt ....................................................   (11,199)   (30,380)
   Cost of issuing debt .........................................................         -        (93)
                                                                                   --------   --------
       Net cash flows used in financing activities ..............................   (11,199)   (22,495)
                                                                                   --------   --------

       Net increase in cash and cash equivalents ................................    64,854     60,518

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................   114,757    104,026
                                                                                   --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................  $179,611   $164,544
                                                                                   ========   ========

CASH INTEREST PAID ..............................................................  $106,138   $106,350
                                                                                   ========   ========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations ..............  $ 12,677   $ 10,861
                                                                                   ========   ========
 Exchange of THCR Common Stock to treasury stock ................................  $      -   $    203
                                                                                   ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L. P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                     ASSETS
                                                                           December 31,        September 30,
                                                                              1999                 2000
                                                                           ------------        -------------
                                                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ....................................          $    104,022        $     164,540
   Receivables, net .............................................                47,781               56,606
   Inventories ..................................................                13,060               12,145
   Due from affiliates, net (Notes 7 and 8) .....................                27,368                1,438
   Prepaid expenses and other current assets ....................                 8,618               13,704
                                                                           ------------        -------------
     Total Current Assets .......................................               200,849              248,433

INVESTMENT IN BUFFINGTON HARBOR, L.L.C. .........................                38,185               37,142
INVESTMENT IN TRUMP'S CASTLE PIK NOTES ..........................                76,250               86,461
PROPERTY AND EQUIPMENT, NET .....................................             1,860,596            1,837,926
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET ......................                30,838               24,550
OTHER ASSETS (Note 3) ...........................................                60,298               61,707
                                                                           ------------        -------------

Total Assets ....................................................          $  2,267,016        $   2,296,219
                                                                           ============        =============

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Current maturities of long-term debt .........................          $     12,411         $     21,457
   Accounts payable and accrued expenses ........................               146,170              158,775
   Accrued interest payable .....................................                30,301               79,963
                                                                           ------------        -------------
     Total Current Liabilities ..................................               188,882              260,195

LONG-TERM DEBT, net of current maturities (Note 6) ..............             1,855,327            1,826,256
OTHER LONG-TERM LIABILITIES .....................................                21,738               28,436
                                                                           ------------        -------------
Total Liabilities ...............................................             2,065,947            2,114,887
                                                                           ------------        -------------

PARTNERS' CAPITAL:
Partners' capital ...............................................               652,503              652,503
Accumulated deficit .............................................              (431,437)            (450,971)
Less cost of stock of THCR (Note 7) .............................               (19,997)             (20,200)
                                                                           ------------        -------------
Total Partners' Capital .........................................               201,069              181,332
                                                                           ------------        -------------

Total Liabilities and Partners' Capital .........................          $  2,267,016        $   2,296,219
                                                                           ============        =============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                  (unaudited)
                            (dollars in thousands)

                                                                Three Months Ended      Nine Months Ended
                                                                  September 30,           September 30,
                                                                ------------------     -------------------
                                                                  1999       2000       1999         2000
                                                                  ----       ----       ----         ----
REVENUES:
  Gaming ............................................          $ 350,308   $357,752   $  972,529   $  965,318
  Rooms .............................................             28,569     23,771       72,262       61,802
  Food and Beverage .................................             40,428     39,765      109,523      103,856
  Other .............................................             30,902     12,691       51,442       30,949
                                                               ---------   --------   ----------   ----------
  Gross Revenues ....................................            450,207    433,979    1,205,756    1,161,925
Less -- Promotional allowances ......................             47,136     45,077      125,522      116,785
                                                               ---------   --------   ----------   ----------
  Net Revenues ......................................            403,071    388,902    1,080,234    1,045,140
                                                               ---------   --------   ----------   ----------

COSTS AND EXPENSES:
  Gaming ............................................            210,021    211,463      595,461      587,929
  Rooms .............................................              8,936      7,853       26,183       23,496
  Food and Beverage .................................             14,903     12,770       40,176       34,809
  General and Administrative (Note 7) ...............             71,129     70,622      211,982      210,540
  Depreciation and Amortization .....................             21,041     19,586       63,367       57,941
  Trump World's Fair Closing Costs (Note 5) .........            128,375         29      128,375          765
                                                               ---------   --------   ----------   ----------
                                                                 454,405    322,323    1,065,544      915,480
                                                               ---------   --------   ----------   ----------
  Income (loss) from operations .....................            (51,334)    66,579       14,690      129,660
                                                               ---------   --------   ----------   ----------

NON-OPERATING INCOME AND (EXPENSES):
  Interest income ...................................              1,834      1,451        5,143        4,710
  Interest expense ..................................            (55,876)   (54,865)    (166,781)    (165,885)
  Other non-operating expense .......................               (259)       (86)      (1,719)        (594)
                                                               ---------   --------   ----------   ----------
                                                                 (54,301)   (53,500)    (163,357)    (161,769)
                                                               ---------   --------   ----------   ----------
Income (Loss) before equity in loss of Buffington
  Harbor, L.L.C., cumulative effect of change
  in accounting principle and extraordinary item ....           (105,635)    13,079     (148,667)     (32,109)
Equity in loss of Buffington Harbor, L.L.C. .........               (734)      (796)      (2,246)      (2,328)
                                                               ---------   --------   ----------   ----------
Income (Loss) before cumulative effect of change in
  accounting principle and extraordinary item .......           (106,369)    12,283     (150,913)     (34,437)
Cumulative effect of change in accounting
  principle (Note 4) ................................                  -          -       (5,620)           -
Extraordinary gain (Note 6) .........................                  -      1,836            -       14,903
                                                               ---------   --------   ----------   ----------

NET INCOME (LOSS) ...................................          $(106,369)  $ 14,119   $ (156,533)  $  (19,534)
                                                               =========   ========   ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
             CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (unaudited)
                            (dollars in thousands)

                                             Partners'      Accumulated        THCR
                                              Capital         Deficit      Common Stock    Total
                                              -------         -------      ------------    -----
Balance, December 31, 1999.................. $652,503       $(431,437)       $(19,997)    $201,069
Receipt of 69,229 shares of THCR Common
 Stock in satisfaction of debt (Note 7).....        -               -            (203)        (203)

Net Loss....................................        -         (19,534)              -      (19,534)
                                             --------       ---------        --------     --------

Balance, September 30, 2000                  $652,503       $(450,971)       $(20,200)    $181,332
                                             ========       =========        ========     ========


   The accompanying notes are an integral part of this condensed consolidated financial statement.

                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                  (unaudited)
                            (dollars in thousands)

                                                                                      1999       2000
                                                                                      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss .......................................................................  $(156,533)  $(19,534)
 Adjustments to reconcile net loss to net cash flows from operating activities:
  Extraordinary gain ............................................................          -    (14,903)
  Cumulative effect of change in accounting principle ...........................      5,620          -
  Issuance of debt in exchange for accrued interest .............................      6,418      7,339
  Interest income - Castle PIK Notes ............................................     (8,930)   (10,211)
  Equity in loss of Buffington Harbor, L.L.C. ...................................      2,246      2,328
  Depreciation and amortization .................................................     63,367     57,941
  Accretion of discounts on mortgage notes ......................................      3,738      4,228
  Amortization of deferred loan costs ...........................................      5,398      4,814
  Provision for losses on receivables ...........................................     10,581      4,519
  Valuation allowance of CRDA investments and amortization of Indiana
   gaming costs .................................................................      7,050      7,697
  Gain on disposition of property ...............................................       (385)       (36)
  (Gain) loss on property received upon termination of lease ....................    (17,200)       495
  Write-off of net book value of Trump World's Fair assets ......................     97,682          -
 Decrease (increase) in receivables .............................................        211    (13,345)
 (Increase) decrease in inventories .............................................        (44)       915
 Decrease (increase) in other current assets ....................................        663     (4,719)
 Decrease in due from affiliates ................................................        355     25,515
 Increase in other assets .......................................................       (174)    (1,495)
 Increase in accounts payable and accrued expenses ..............................     24,192     14,774
 Increase in accrued interest payable ...........................................     50,937     49,662
 Increase in other long-term liabilities ........................................      3,364      3,923
                                                                                   ---------   --------
     Net cash flows provided by operating activities ............................     98,556    119,907
                                                                                   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment, net of property received on lease
   termination ..................................................................    (18,669)   (25,388)
  Proceeds from disposition of property..........................................      4,502         30
  Investment in Buffington Harbor, L.L.C. .......................................       (335)    (1,285)
  CRDA Investments ..............................................................    (10,524)   (10,251)
  Restricted cash ...............................................................      2,523          -
                                                                                   ---------   --------
     Net cash flows used in investing activities ................................    (22,503)   (36,894)
                                                                                   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowings .........................................................          -      7,978
  Payment of long-term debt .....................................................    (11,199)   (30,380)
  Cost of issuing debt ..........................................................          -        (93)
                                                                                   ---------   --------
     Net cash flows used in financing activities ................................    (11,199)   (22,495)
                                                                                   ---------   --------

     Net increase in cash and cash equivalents ..................................     64,854     60,518

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................    114,753    104,022
                                                                                   ---------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................  $ 179,607   $164,540
                                                                                   =========   ========

CASH INTEREST PAID ..............................................................  $ 106,138   $106,350
                                                                                   =========   ========

Supplemental Disclosure of Non-Cash Activities:
Purchase of property and equipment under capital lease obligations ..............  $  12,677   $ 10,861
                                                                                   =========   ========
Exchange of THCR Common Stock to treasury stock .................................  $       -   $    203
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

     The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results for a full year.

     THCR and THCR Holdings commenced operations on June 12, 1995. THCR, THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding") have no operations and their ability to service their debt is dependent on the successful operations of Trump Atlantic City Associates ("Trump AC"), which is comprised of Trump Taj Mahal Associates ("Taj Associates") and Trump Plaza Associates ("Plaza Associates"); Trump Indiana, Inc. ("Trump Indiana") and Trump's Castle Associates, L.P. ("Castle Associates") d/b/a Trump Marina Hotel Casino ("Trump Marina"), THCR Funding, Trump AC, Trump Indiana and Castle Associates, collectively, the Subsidiaries. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging or established gaming jurisdictions.

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

(2) Financial Information

     Financial information relating to THCR Funding is as follows:

                                                                          December 31,  September 30,
                                                                              1999          2000
                                                                          ------------  -------------
                                                                                         (unaudited)
          Total Assets (including THCR Holdings' 15 1/2% Senior Secured
             Notes due 2005 (the "Senior Notes") receivable of
             $145,000,000 and accrued interest at December 31,
             1999 and September 30, 2000).............................    $145,936,000  $ 151,555,000
                                                                          ============  =============

          Total Liabilities and Capital (including $145,000,000 of
             Senior Notes) (See Note 6 below).........................    $145,936,000  $ 151,555,000
                                                                          ============  =============

                                                                        Nine Months Ended September 30,
                                                                              1999          2000
                                                                              ----          ----
          Interest Income from THCR Holdings..........................    $ 16,856,000  $  16,856,000

          Interest Expense............................................    $ 16,856,000  $  16,856,000
                                                                          ------------  -------------

          Net Income..................................................    $          -  $           -
                                                                          ============  =============

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

(5)  Trump World's Fair Closing

          On October 4, 1999, THCR closed Trump World's Fair. In addition to closing costs recorded at December 31, 1999, additional costs of $765,000 were recorded during the nine months ended September 30, 2000.

(6)  Repurchase of Senior Notes

          During May 2000, THCR Enterprises, L.L.C. ("THCR Enterprises") repurchased $30,500,000 of THCR Holdings' Senior Notes for $16,030,000 plus accrued interest. An extraordinary gain of $14,470,000 was partially offset by the write-down of unamortized loan costs of $1,403,000, resulting in a net extraordinary gain of $13,067,000, which was adjusted to $8,288,000 after minority interest of $4,779,000. During August 2000, THCR Enterprises repurchased

                     TRUMP HOTELS & CASINO RESORTS, INC.,
                 TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                      AND
                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

an additional $5,000,000 of THCR Holdings' Senior Notes for $3,000,000 plus accrued interest. An extraordinary gain of $2,000,000 was partially offset by an additional writedown of deferred loan costs of $164,000, resulting in a net extraordinary gain of $1,165,000 after minority interest of $671,000.

(7)  Employment Agreement - Nicholas L. Ribis

          On June 12, 2000, the employment agreement of Nicholas L. Ribis ("Ribis") expired in accordance with its terms. Loans which had been advanced to Ribis to satisfy personal income tax were settled through the repurchase of 69,229 shares of THCR Common Stock (treasury stock) for an aggregate value of $203,360, the closing market price at June 12, 2000. The difference of the outstanding balance of $962,475 on the loan and the value of the treasury stock was $759,115, which was charged to general and administrative expenses during the quarter ended June 30, 2000.

          An additional loan of $1,856,277 comprised of principal of$1,458,469 and accrued interest of $397,808 was rolled over on June 13, 2000. The loan bears interest at the Chase Bank prime (9.5% at June 13, 2000) and is due on or before June 30, 2003. On July 19, 2000, Ribis repaid $517,145; the remaining principal balance of $1,356,277 will be paid on or before July 11, 2001. Accordingly, the entire principal amount plus accrued interest through September 30, 2000 has been classified as current.

(8)  Donald Trump Loans

          On April 27, 2000, prior to maturity, Trump repaid all outstanding loans of $24,516,233 including interest.

(9)  Twenty-Nine Palms Development

          On April 27, 2000, THCR through its subsidiary, Trump Hotels & Casino Resorts Development Company, L.L.C., signed a definitive agreement with the Twenty-Nine Palms Band of Mission Indians for the development and management of a Native American casino on Twenty-Nine Palms tribal land in Southern California near Palm Springs. This development is scheduled to open in late 2001 and is subject to certain approvals.

(10) Indiana Wagering Tax Add-back

          In July 1999, the Indiana Department of Revenue ("Department") issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax ("RWT"), a tax deducted in computing Federal taxable income is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is "based on or measured by income." We understand that such other Indiana gaming company, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana's add-back requirements. The Department has issued proposed assessments of $3,720,000 plus interest for the 1996, 1997 and 1998 calendar years to Trump Indiana. The effect of an assessment, if any, for 1999 and 2000 has not been determined. Trump Indiana anticipates filing a written protest of such assessments with the Department in November 2000. Accordingly, no provision has been made in these financial statements for additional Indiana state taxes.

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

     Capital expenditures for THCR were $18,669,000 and $25,388,000 for the nine months ended September 30, 1999 and 2000, respectively.

     The indenture governing the Senior Notes (the "Senior Note Indenture") restricts the ability of THCR Holdings and its subsidiaries to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved.

     The indentures of Trump AC and Castle Associates restrict their ability to make distributions to THCR Holdings. Therefore, the ability of THCR Holdings to service its debt is dependent on the successful operations of Trump Indiana and other future operations, the permitted distributions from Trump AC and Castle Associates.

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

     On April 27, 2000, prior to maturity, Trump repaid all outstanding loans of $24,516,233 including interest. During May 2000, THCR Enterprises repurchased $30,500,000 of THCR Holdings' Senior Notes for $16,030,000 plus accrued interest. An extraordinary gain of $14,470,000 was partially offset by the write-down of unamortized loan costs of $1,403,000, resulting in a net extraordinary gain of $13,067,000, which was adjusted to $8,288,000 after minority interest of $4,779,000. During August 2000, THCR Enterprises repurchased an additional $5,000,000 of THCR Holdings' Senior Notes for $3,000,000 plus accrued interest, resulting in an extraordinary gain of $2,000,000, which was adjusted to $1,165,000 after an additional writedown of $164,000 of deferred loan costs and minority interest of $671,000.

Results of Operations: Operating Revenues and Expenses

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Castle Associates (d/b/a Trump Marina) and Trump Indiana.

     Comparison of Three Month Periods Ended September 1999 and 2000. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                         Three Months Ended September 30, 1999
                                               ------------------------------------------------------------
                                                  Plaza        Taj        Trump     Trump          THCR
                                               Associates  Associates    Indiana    Marina     Consolidated
                                               ----------  ----------    -------    ------     ------------
Revenues:                                                            (dollars in millions)
 Gaming......................................   $ 104.9     $  136.4      $ 33.6    $ 75.3       $  350.3
 Other.......................................      29.1         49.6         2.5      18.8           99.9
                                                -------     --------      ------    ------       --------
  Gross Revenues.............................     134.0        186.0        36.1      94.1          450.2

Less: Promotional Allowances.................      17.0         18.3         1.2      10.6           47.1
                                                -------     --------      ------    ------       --------
  Net Revenues...............................     117.0        167.7        34.9      83.5          403.1
                                                -------     --------      ------    ------       --------
Costs and Expenses:
 Gaming......................................      58.1         85.4        23.0      43.5          210.0
 General & Administrative....................      20.2         22.8         7.1      16.2           71.2
 Depreciation & Amortization.................       5.7          9.0         1.8       4.5           21.0
 Other.......................................       8.3          9.1         1.9       4.5           23.8
 Trump World's Fair Closing Costs............     128.4            -           -         -          128.4
                                                -------     --------      ------    ------       --------
  Total Costs and Expenses...................     220.7        126.3        33.8      68.7          454.4
                                                -------     --------      ------    ------       --------
Income (Loss) from Operations................    (103.7)        41.4         1.1      14.8          (51.3)
                                                -------     --------      ------    ------       --------
Non-operating Income, net....................       0.1          0.2           -       0.2            1.5
Interest Expense.............................     (12.0)       (23.4)       (1.8)    (13.6)         (55.9)
                                                -------     --------      ------    ------       --------
  Total Non-operating Expense, Net...........     (11.9)       (23.2)       (1.8)    (13.4)         (54.4)
                                                -------     --------      ------    ------       --------
Loss in Joint Venture........................         -            -        (0.7)        -           (0.7)
                                                -------     --------      ------    ------       --------
Net Income (Loss) Before Minority
   Interest..................................   $(115.6)    $   18.2      $ (1.4)   $  1.4       $ (106.4)
                                                =======     ========      ======    ======
Minority Interest............................                                                        38.9
                                                                                                 --------
Net Loss.....................................                                                    $  (67.5)
                                                                                                 ========
                                                         Three Months Ended September 30, 2000
                                               ------------------------------------------------------------
                                                  Plaza        Taj        Trump     Trump          THCR
                                               Associates  Associates    Indiana    Marina     Consolidated
                                               ----------  ----------    -------    ------     ------------
Revenues:                                                            (dollars in millions)
 Gaming......................................   $  90.4     $  155.6      $ 29.6    $ 82.1       $  357.7
 Other.......................................      21.4         33.0         2.4      19.5           76.3
                                                -------     --------      ------    ------       --------
  Gross Revenues.............................     111.8        188.6        32.0     101.6          434.0
Less:  Promotional Allowances................      14.4         18.5         0.7      11.5           45.1
                                                -------     --------      ------    ------       --------
  Net Revenues...............................      97.4        170.1        31.3      90.1          388.9
                                                -------     --------      ------    ------       --------
Costs and Expenses:
 Gaming......................................      57.0         87.8        18.6      48.1          211.5
 General & Administrative....................      17.7         25.5         8.1      17.5           70.6
 Depreciation & Amortization.................       4.3          8.8         2.0       4.4           19.6
 Other.......................................       5.4          9.5         1.6       4.1           20.6
 Trump World's Fair Closing..................         -            -           -         -              -
                                                -------     --------      ------    ------       --------
  Total Costs and Expenses...................      84.4        131.6        30.3      74.1          322.3
                                                -------     --------      ------    ------       --------
Income from Operations.......................      13.0         38.5         1.0      16.0           66.6
                                                -------     --------      ------    ------       --------
Non-operating Income, net....................       0.1          0.3         0.1       0.3            1.4
Interest Expense.............................     (12.1)       (23.3)       (1.4)    (14.3)         (54.9)
                                                -------     --------      ------    ------       --------
  Total Non-operating Expense, Net...........     (12.0)       (23.0)       (1.3)    (14.0)         (53.5)
                                                -------     --------      ------    ------       --------
Loss in Joint Venture........................         -            -        (0.8)        -           (0.8)
                                                -------     --------      ------    ------       --------
Net Income (Loss) Before Minority
Interest & Extraordinary Gain................   $   1.0     $   15.5      $ (1.1)   $  2.0       $   12.3
                                                =======     ========      ======    ======
Minority Interest............................                                                        (4.5)
Extraordinary Gain, net of minority
    interest.................................                                                         1.2
                                                                                                 --------
Net Income...................................                                                    $    9.0
                                                                                                 ========

                                                         Three Months Ended September 30, 1999
                                               ------------------------------------------------------------
                                                  Plaza        Taj        Trump     Trump          THCR
                                               Associates  Associates    Indiana    Marina     Consolidated
                                               ----------  ----------    -------    ------     ------------
                                                                     (dollars in millions)
Table Game Revenues..........................   $  31.2     $   40.8      $  6.8    $ 20.4       $   99.3
Table Game Drop..............................   $ 177.7     $  283.2      $ 42.5    $134.8       $  638.2
Table Win Percentage.........................      17.6%        14.4%       16.1%     15.1%          15.6%
Number of Table Games........................        94          149          49        85            377
Slot Revenues................................   $  73.7     $   89.6      $ 26.8    $ 54.3       $  244.4
Slot Handle..................................   $ 923.7     $1,106.8      $397.0    $700.3       $3,127.8
Slot Win Percentage..........................       8.0%         8.1%        6.7%      7.8%           7.8%
Number of Slot Machines......................     4,186        4,419       1,287     2,123         12,015
Other Gaming Revenues........................         -     $    6.0           -    $  0.6       $    6.6
Total Gaming Revenues........................   $ 104.9     $  136.4      $ 33.6    $ 75.3       $  350.3

                                                         Three Months Ended September 30, 2000
                                               --------------------------------------------------------------
                                                  Plaza        Taj        Trump       Trump          THCR
                                               Associates  Associates    Indiana      Marina     Consolidated
                                               ----------  ----------    -------      ------     ------------
                                                                     (dollars in millions)
Table Game Revenues..........................   $  26.0     $   53.7      $  6.3      $ 25.2       $  111.3
Incr (Decr) over prior period................   $  (5.2)    $   12.9      $ (0.5)     $  4.8       $   12.0
Table Game Drop..............................   $ 185.1     $  301.9      $ 39.8      $140.2       $  667.0
Incr (Decr) over prior period................   $   7.4     $   18.7      $ (2.7)     $  5.4       $   28.8
Table Win Percentage.........................      14.1%        17.8%       16.0%       17.9%          16.7%
Incr (Decr) over prior period................      (3.5)pts.     3.4pts.    (0.1)pts.    2.8pts.        1.1pts.
Number of Table Games........................        97          143          50          76            366
Incr (Decr) over prior period................         3           (6)          1          (9)           (11)
Slot Revenues................................   $  64.4     $   95.9      $ 23.3      $ 56.3       $  239.8
Incr (Decr) over prior period................   $  (9.3)    $    6.3      $ (3.5)     $  2.0       $   (4.6)
Slot Handle..................................   $ 833.5     $1,219.6      $348.1      $724.1       $3,125.3
Incr (Decr) over prior period................   $ (90.2)    $  112.8      $(48.9)     $ 23.8       $   (2.5)
Slot Win Percentage..........................       7.7%         7.9%        6.7%        7.8%           7.7%
Incr (Decr) over prior period................      (0.3)pts     (0.2)pts.      -           -           (0.1)pts.
Number of Slot Machines......................     2,867        4,552       1,237       2,515         11,171
Incr (Decr) over prior period................    (1,319)         133         (50)        392           (844)
Other Gaming Revenues........................         -     $    6.0           -      $  0.6       $    6.6
Incr (Decr) over prior period................         -     $      -           -      $    -       $      -
Total Gaming Revenues........................   $  90.4     $  155.6      $ 29.6      $ 82.1       $  357.7
Incr (Decr)over prior period.................   $ (14.5)    $   19.2      $ (4.0)     $  6.8       $    7.4

     Gaming revenues are the primary source of THCR's revenues. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 14.9% and 15.1% for the three months period ended September 30, 1999 and September 30, 2000, respectively. Slot revenues at Plaza Associates declined due to the closing of Trump World's Fair in October 1999.

     Other non-gaming revenues and their associated expenses as well as depreciation and amortization were reduced from the comparable period in 1999 due to the closing of Trump World's Fair. Additionally, 1999 other non-gaming revenues at the Taj Mahal included a one-time non-recurring gain on the acquisition of the All Star Cafe in the amount of $17.2 million.

     Gaming costs and expenses were $211.5 million for the three months ended September 30, 2000, an increase of $1.5 million from $210.0 million for the comparable period in 1999. Gaming expenses at the Trump Atlantic City properties, Trump Plaza and the Taj Mahal, increased $1.3 million or .9% primarily due to increased gaming volumes at the Taj Mahal. Trump Marina's gaming costs increased by $4.6 million or 10.4% primarily due to increased spending in promotional and complimentary marketing programs, which was incurred to stimulate gaming revenues. Trump Indiana's gaming costs decreased $4.4 million or 19.2% primarily due to decreased coin and cash promotional expenses as well as reduced gaming taxes proportionate to the reduction in gaming revenues, which have declined as a result of the legalization of dockside gaming competition in Illinois.

     General and administrative expenses were $70.6 million for the three months ended September 30, 2000, a $.6 million decrease from the comparable period in 1999. Expenses at the Taj Mahal increased $2.7 million or 11.8% from the comparable period in 1999 primarily due to additional entertainment costs resulting from a higher ratio of cash to complimentary ticket sales as well as increases in utilities and real estate taxes. Trump Marina's expense increased $1.3 million or 8.4% from the comparable period in 1999 due to incremental costs related to the Services Agreement with Trump Casinos II, Inc. ("TCI-II".) Trump Indiana's expenses increased $1.0 million or 14.3% from the comparable period in 1999 primarily due to a credit received in 1999 for a real estate tax abatement. These increases were offset by a $2.5 million or 12.4% decrease at Trump Plaza due to the closing of Trump World's Fair in 1999, and a $3.1 million or 50.4% decrease in corporate overhead due to costs efficiencies achieved from streamlining of operations.

Comparison of Nine Months Period Ended September 30, 1999 and 2000. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                            Nine Months Ended September 30, 1999
                                               --------------------------------------------------------------
                                                  Plaza        Taj        Trump       Trump          THCR
                                               Associates  Associates    Indiana      Marina     Consolidated
                                               ----------  ----------    -------      ------     ------------
Revenues:                                                              (dollars in millions)
 Gaming....................................     $  281.1      $  381.1   $  104.8     $  205.5    $  972.5
 Other.....................................         77.5         103.1        5.9         46.7       233.2
                                                --------      --------   --------     --------    --------
  Gross Revenues...........................        358.6         484.2      110.7        252.2     1,205.7
Less: Promotional Allowances...............         46.5          48.3        2.2         28.5       125.5
                                                --------      --------   --------     --------    --------
  Net Revenues.............................        312.1         435.9      108.5        223.7     1,080.2
                                                --------      --------   --------     --------    --------
Costs and Expenses:
Gaming.....................................        164.1         237.2       69.3        124.9       595.4
General & Administrative...................         60.2          68.0       24.2         46.6       212.0
Depreciation & Amortization................         17.3          27.6        5.3         13.0        63.4
Other......................................         24.2          26.0        5.1         11.0        66.3
Trump World's Fair Closing.................        128.4             -          -            -       128.4
                                                --------      --------   --------     --------    --------
  Total Costs and Expenses.................        394.2         358.8      103.9        195.5     1,065.5
                                                --------      --------   --------     --------    --------
Income (Loss) from Operations..............        (82.1)         77.1        4.6         28.2        14.7
                                                --------      --------   --------     --------    --------
Non-operating Income (Expense), net........          0.5           1.2       (1.6)         0.5         3.4
Interest Expense...........................        (35.6)        (70.3)      (5.4)       (40.3)     (166.8)
                                                --------      --------   --------     --------    --------
  Total Non-operating Expense, Net.........        (35.1)        (69.1)      (7.0)       (39.8)     (163.4)
                                                --------      --------   --------     --------    --------
Loss in Joint Venture......................            -             -       (2.2)           -        (2.2)
                                                --------      --------   --------     --------    --------
Net Income (Loss) Before Minority
Interest & Cumulative Effect of
   Accounting Change.......................     $ (117.2)     $    8.0   $   (4.6)    $  (11.6)   $ (150.9)
                                                ========      ========   ========     ========
Minority Interest..........................                                                           55.2
Cumulative Effect of Accounting Change.....                                                           (3.6)
                                                                                                  --------
Net Loss...................................                                                       $  (99.3)
                                                                                                  ========

                                                            Nine Months Ended September 30, 2000
                                               --------------------------------------------------------------
                                                  Plaza        Taj        Trump       Trump          THCR
                                               Associates  Associates    Indiana      Marina     Consolidated
                                               ----------  ----------    -------      ------     ------------
Revenues:                                                              (dollars in millions)
 Gaming....................................     $  249.5      $  414.9   $   92.4     $  208.5       $  965.3
 Other.....................................         57.5          85.1        6.7         47.4          196.6
                                                --------      --------   --------     --------       --------
  Gross Revenues...........................        307.0         500.0       99.1        255.9        1,161.9
Less: Promotional Allowances...............         38.2          48.5        2.3         27.9          116.8
                                                --------      --------   --------     --------       --------
  Net Revenues.............................        268.8         451.5       96.8        228.0        1,045.1
                                                --------      --------   --------     --------       --------
Costs and Expenses:
 Gaming....................................        161.7         241.4       60.4        124.4          587.9
 General & Administrative..................         52.9          75.7       24.0         50.7          210.5
 Depreciation & Amortization...............         12.1          27.0        5.7         13.0           57.9
 Other.....................................         15.4          26.5        4.8         11.6           58.3
 Trump World's Fair Closing................          0.8             -          -            -            0.8
                                                --------      --------   --------     --------       --------
  Total Costs and Expenses.................        242.9         370.6       94.9        199.7          915.4
                                                --------      --------   --------     --------       --------
Income from Operations.....................         25.9          80.9        1.9         28.3          129.7
                                                --------      --------   --------     --------       --------
Non-operating Income, net..................          0.4           0.9        0.2          0.8            4.1
Interest Expense...........................        (35.8)        (70.1)      (4.3)       (42.3)        (165.9)
                                                --------      --------   --------     --------       --------
  Total Non-operating Expense, Net.........        (35.4)        (69.2)      (4.1)       (41.5)        (161.8)
                                                --------      --------   --------     --------       --------
Loss in Joint Venture......................            -             -       (2.3)           -           (2.3)
                                                --------      --------   --------     --------       --------
Net Income (Loss) Before Minority
Interest & Extraordinary Gain..............     $   (9.5)     $   11.7   $   (4.5)    $  (13.2)      $  (34.4)
                                                ========      ========   ========     ========
Minority Interest..........................                                                              12.6
Extraordinary Gain, net of minority
   interest................................                                                               9.4
                                                                                                     --------
Net Loss...................................                                                          $  (12.4)
                                                                                                     ========

                                                            Nine Months Ended September 30, 1999
                                               --------------------------------------------------------------
                                                  Plaza        Taj        Trump       Trump          THCR
                                               Associates  Associates    Indiana      Marina     Consolidated
                                               ----------  ----------    -------      ------     ------------
                                                                       (dollars in millions)
Table Game Revenues........................    $   76.0      $  124.4   $   23.3      $   55.4       $  279.1
Table Game Drop............................    $  471.7      $  787.4   $  140.7      $  362.1       $1,761.9
Table Win Percentage.......................        16.1%         15.8%      16.6%         15.3%          15.8%
Number of Table Games......................          99           148         49            87            383
Slot Revenues..............................    $  205.1      $  240.2   $   81.5      $  148.4       $  675.2
Slot Handle................................    $2,579.1      $3,004.7   $1,256.6      $1,878.9       $8,719.3
Slot Win Percentage........................         8.0%          8.0%       6.5%          7.9%           7.7%
Number of Slot Machines....................       4,202         4,278      1,287         2,145         11,912
Other Gaming Revenues......................           -      $   16.5          -      $    1.7       $   18.2
Total Gaming Revenues......................    $  281.1      $  381.1   $  104.8      $  205.5       $  972.5

                                                            Nine Months Ended September 30, 2000
                                               --------------------------------------------------------------
                                                  Plaza        Taj        Trump       Trump          THCR
                                               Associates  Associates    Indiana      Marina     Consolidated
                                               ----------  ----------    -------      ------     ------------
                                                                       (dollars in millions)
Table Games Revenues.......................    $   73.7      $  142.0   $   20.7       $   57.0       $  293.3
Incr (Decr) over prior period..............    $   (2.3)     $   17.6   $   (2.6)      $    1.6       $   14.2
Table Game Drop............................    $  498.4      $  823.3   $  123.7       $  339.8       $1,785.2
Incr (Decr) over prior period..............    $   26.7      $   35.9   $  (17.0)      $  (22.3)      $   23.3
Table Win Percentage.......................        14.8%         17.2%      16.7%          16.8%          16.4%
Incr (Decr) over prior period..............        (1.3)pts.      1.4pts.    0.1 pts.       1.5pts.        0.6pts.
Number of Table Games......................          96           143         50             76            365
Incr (Decr) over prior period..............          (3)           (5)         1            (11)           (18)
Slot Revenues..............................    $  175.8      $  256.3   $   71.7       $  150.3       $  654.2
Incr (Decr) over prior period..............    $  (29.3)     $   16.1   $   (9.8)      $    1.9       $  (21.0)
Slot Handle................................    $2,250.2      $3,297.8   $1,107.9       $1,918.9       $8,574.8
Incr (Decr) over prior period..............    $ (328.9)     $  293.1   $ (148.7)      $   40.0       $ (144.5)
Slot Win Percentage........................         7.8%          7.8%       6.5%           7.8%           7.6%
Incr (Decr) over prior period..............        (0.2)pts      (0.2)pts.     -           (0.1)pts.      (0.1)pts.
Number of Slot Machines....................       2,831         4,548      1,250          2,373         11,002
Incr (Decr) over prior period..............      (1,371)          270        (37)           228           (910)
Other Gaming Revenues......................           -      $   16.6          -       $    1.2       $   17.8
Incr (Decr) over prior period..............           -      $    0.1          -       $   (0.5)      $   (0.4)
Total Gaming Revenues......................    $  249.5      $  414.9   $   92.4       $  208.5       $  965.3
Incr (Decr)over prior period...............    $  (31.6)     $   33.8   $  (12.4)      $    3.0       $  ( 7.2)

     Gaming revenues are the primary source of THCR's revenues. Table games revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.4% and 15.6% for the nine months period ended September 30, 1999 and September 30, 2000, respectively. Slot revenues at Plaza Associates declined due to the closing of Trump World's Fair in October 1999.

     Other non-gaming revenues and their associated expenses as well as depreciation and amortization were reduced from the comparable period in 1999 due to the closing of Trump World's Fair. Additionally, 1999 other non-gaming revenues at the Taj Mahal included a one-time non-recurring gain on the acquisition of the All Star Cafe in the amount of $17.2 million.

     Gaming costs and expenses were $587.9 million for the nine months ended September 30, 2000, a decrease of $7.5 million from $595.4 million for the comparable period in 1999. Gaming expenses at the Trump Atlantic City properties, Trump Plaza and the Taj Mahal, increased $1.9 million or .5% primarily due to increased gaming volumes at the Taj Mahal. These increases were offset by a $.5 million decrease at Trump Marina. Also, Trump Indiana's gaming costs decreased $8.9 million or 12.9% primarily due to decreased coin and cash promotional expenses as well as reduced gaming taxes proportionate to the reduction in gaming revenues, as a result of the legalization of dockside gaming competition in Illinois.

     General and administrative expenses were $210.5 million, a decrease of $1.5 million from the comparable period in 1999. Taj Mahal's expenses increased $7.7 million or 11.2% from the comparable period in 1999 primarily due to additional entertainment costs resulting from a higher ratio of cash to complimentary ticket sales as well as increases in regulatory costs, utilities, real estate taxes and insurance reserves. Trump Marina's expenses increased $4.1 million or 8.7% from the comparable period in 1999, primarily due to incremental costs related to the Services Agreement with TCI-II, employee benefits and insurance costs. These increases were offset by a decrease of $7.3 million or 12.2% from the comparable period at Trump Plaza due to the closing of Trump World's Fair, a decrease of $5.6 million or 34.2% in corporate overhead from the comparable period in 1999 due to costs efficiencies achieved from streamlining of operations, and a $.2 million decrease from the comparable period at Trump Indiana.

     Non-operating expense includes the $1.3 million jury settlement awarded on March 3, 1999 to residents of Indiana who had asserted claims to ownership of 7.5% of the value of Trump Indiana. Non-operating expense for the nine months ended September 2000 primarily consists of a loss incurred upon termination of a lease at THCR Holdings.

     During the first quarter of 1999, THCR wrote off $5.6 million of new development costs which had been classified as prepaid expense at December 31, 1998. The cumulative effect (after minority interest) of this accounting change was $3.6 million.

Seasonality

The casino industry in Atlantic City and Indiana is seasonal in nature; accordingly, the results of operations for the period ending September 30, 2000 are not necessarily indicative of the operating results for a full year.

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

     Metelman Action. On or about March 20, 2000, Mark Metelman, a stockholder of THCR, filed a proposed class action on behalf of all THCR stockholders in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C-43-00) against THCR and each member of the Board of Directors of THCR. The plaintiff claims that a third party made an offer to purchase THCR and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. The plantiff seeks, among other things, an order requiring the defendants "to fully and fairly consider offers to purchase [THCR]," as well as money damages. The defendants believe the complaint is based on erroneous factual allegations and is legally without merit, and filed a motion to dismiss in lieu of answer. On July 12, 2000, plaintiff filed a brief in opposition to defendants' motion to dismiss for which oral argument was heard on July 21, 2000. On July 21, 2000, the Court dismissed plaintiffs' Complaint without prejudice. The Court granted the plaintiffs 10 weeks with which to file an Amended Complaint, pleading a shareholders derivative action. Effective October 12, plaintiffs filed an Amended Complaint pleading a shareholder derivative action, and defendants are required to answer or otherwise move in early November.

     SEC Investigation. The Enforcement Staff (the "Staff") of the Northeast Regional Office of the Securities and Exchange Commission has informed THCR that it is considering recommending that the Commission authorize the commencement of proceedings against THCR and its former Chief Executive Officer, charging that they violated the Securities Exchange Act of 1934 by issuing on October 25, 1999, a press release that was materially false and misleading because it failed to disclose that $17 million of THCR's operating income in the third quarter of 1999 came from a one-time gain in connection with Taj Associates' September 1999 acquisition of the All Star Cafe restaurant from Planet Hollywood International, Inc. The details of that transaction, and its effects on THCR's third quarter results, were discussed in THCR's Report on Form 10-Q filed with the Commission on November 4, 1999. The Staff has indicated to THCR that it may seek authority from the Commission to seek injunctive relief, a cease and desist order, and/or civil penalties, among other things.

     THCR intends to submit a memorandum to the Commission setting forth the reasons why it believes that the contemplated proceedings should not be brought. If, notwithstanding THCR's submission, proceedings are brought against it, THCR intends to defend them vigorously. There can be no assurances, however, of the outcome of such proceedings. THCR continues to believe that such proceedings, if brought, would not have a material adverse effect on its business, operating results or financial position.

     Steiner Action. On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action (the "Steiner Action") in the Court of Chancery in Delaware (Civil Action No 17336NC). The plaintiff in the Steiner Action, through his attorneys, had entered into a stipulation dismissing the case, without prejudice, subject to the approval of the Delaware Chancery Court. No consideration was paid by any defendant in exchange for the plaintiffs' agreement to dismiss the case.

     Castle Acquisition. As discussed more fully in THCR's Report on Form 10-K dated March 30, 2000, in 1996 certain shareholders filed a number of derivative actions in Delaware and New York, purportedly on behalf of THCR, against each of the then-members of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates, TCI-II, Trump's Castle Hotel and Casino, Inc., Trump Casino, Inc., and Salomon Brothers, Inc., in connection with THCR's 1996 acquisition of Castle Associates. Those cases were eventually consolidated in the Southern District of New York.

     On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Complaint") in the consolidated cases. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. By decision and order dated September 21, 2000, the Court denied in substantial part defendants' motions to dismiss. The Court also granted plaintiffs' application to amend the Third Amended Complaint. On October 11, 2000, Plaintiffs served their Fourth Consolidated Amended Stockholders' Derivative Complaint. The defendants expect to file answers to the Fourth Consolidated Amended Stockholders' Derivative Complaint later this month, and to begin discovery. The defendants expect to defend vigorously the litigation. THCR cannot, however, predict the outcome of the case.

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

     From time to time, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act (the "Casino Control Act") and the Indiana Riverboat Gambling Act, as the case may be. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana to otherwise retain or renew any casino or other licenses required under the Casino Control Act or the Indiana Riverboat Gambling Act, as the case may be, for the operation of Trump Plaza, the Taj Mahal, Trump Marina and the Trump Indiana Riverboat, respectively.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2000 Annual Meeting of shareholders on August 3, 2000, the stockholders of THCR voted on the following two proposals:

     Proposal 1. The stockholders of THCR re-elected the following Directors of THCR. The number of votes cast for each of the nominees were as follows:

                                             Common Stock
                          --------------------------------------------------
                             For      Withheld   Absentions  Broker Nonvotes
                             ---      --------   ----------  ---------------
     Donald J. Trump....  33,253,792  850,711    None        None
     Wallace B. Askins..  33,281,630  822,873    None        None
     Don M. Thomas......  33,284,836  819,667    None        None
     Peter M. Ryan......  33,287,645  816,858    None        None

All 1,000 shares of Class B Common Stock were voted in favor of Proposal 1.

     Proposal 2. The appointment of Arthur Andersen LLP as the independent public accountants of THCR for the fiscal year ending December 31, 2000, was ratified by a vote of 31,651,235 shares of THCR Common Stock for, and 2,393,663 shares against, with 59,605 shares abstaining. All 1,000 shares of THCR's Class B Common Stock were voted in favor of Proposal 2.

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

     (1) Filed only with the Quarterly Report on Form 10-Q of THCR for the quarter ended September 30, 2000.
     (2) Filed only with the Quarterly Report on Form 10-Q of THCR Holdings and THCR Funding for the quarter ended September 30, 2000.

     b. Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning July 1, 2000 ending September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRUMP HOTELS & CASINO RESORTS, INC.
                                   (Registrant)

Date: November 14, 2000

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


                              TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                   (Registrant)

Date: November 14, 2000            By: Trump Hotels & Casino Resorts, Inc.,
                                             its general partner

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

Date: November 14, 2000

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