Form 10-Q
period 2001-09-30
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 2001-11-14
CIK 943322, 943323

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2001
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from   to
                                                     ---  ---

                         Commission file number: 1-13794
                       TRUMP HOTELS & CASINO RESORTS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         13-3818402
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)
Huron Ave. & Brigantine Blvd.
    Atlantic City, New Jersey                                 08401
(Address of principal executive offices)                    (Zip Code)

                                 (609) 441-8406
              (Registrant's telephone number, including area code)
                                 Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

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


                                 (609) 441-8406
              (Registrant's telephone number, including area code)
                                 Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

                        Commission file number: 33-90786
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                              13-3818405
  (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                              dentification No.)
   Huron Ave. & Brigantine Blvd.
    Atlantic City, New Jersey                                         08401
(Address of principal executive offices)                           (Zip Code)

                                 (609) 441-8406
              (Registrant's telephone number, including area code)
                                 Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes X    No
                                                  ---      ---

      The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 14, 2001 was 22,010,027.

      The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of November 14, 2001 was 1,000.

      The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of November 14, 2001 was 100.

================================================================================

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                               INDEX TO FORM 10-Q

PART I--FINANCIAL INFORMATION


ITEM 1 --     Financial Statements                                                                                     Page No.
                                                                                                                       --------

              Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc.
              as of December 31, 2000 and September 30, 2001 (unaudited)................................................  1

              Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc.
              for the Three and Nine Months Ended September 30, 2000 and 2001 (unaudited)...............................  2

              Condensed Consolidated Statement of Stockholders' Equity of Trump Hotels & Casino Resorts, Inc.
              for the Nine Months Ended September 30, 2001  (unaudited).................................................  3

              Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc.
              for the Nine Months Ended September 30, 2000 and 2001 (unaudited).........................................  4

              Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P.
              as of December 31, 2000 and September 30, 2001 (unaudited)................................................  5

              Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P.
              for the Three and Nine Months Ended September 30, 2000 and 2001 (unaudited)...............................  6

              Condensed Consolidated Statement of Partners' Capital of Trump Hotels & Casino Resorts
              Holdings, L.P.  for the Nine Months Ended  September 30, 2001 (unaudited).................................  7

              Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P.
              for the Nine Months Ended September 30, 2000 and 2001  (unaudited)........................................  8

              Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc.,
              Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts
              Funding, Inc.  (unaudited)................................................................................  9

ITEM 2  --    Management's Discussion and Analysis of Financial Condition and Results
              of Operations ............................................................................................ 14

ITEM 3  --    Quantitative and Qualitative Disclosures About Market Risk................................................ 20

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                            INDEX TO FORM 10-Q CONT'D



                                                                                        Page No.
                                                                                        --------

PART II -- OTHER INFORMATION
ITEM 1 -- Legal Proceedings.............................................................   21
ITEM 2 -- Changes in Securities and Use of Proceeds.....................................   22
ITEM 3 -- Defaults Upon Senior Securities...............................................   22
ITEM 4 -- Submission of Matters to a Vote of Security Holders...........................   22
ITEM 5 -- Other Information.............................................................   22
ITEM 6 -- Exhibits and Reports on Form 8-K..............................................   23

SIGNATURES

Signature -- Trump Hotels & Casino Resorts, Inc.........................................   24
Signature -- Trump Hotels & Casino Resorts Holdings, L.P................................   25
Signature -- Trump Hotels & Casino Resorts Funding, Inc.................................   26

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       TRUMP HOTELS & CASINO RESORTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)



                                     ASSETS

                                                                                  December 31,   September 30,
                                                                                     2000             2001
                                                                                  -----------    -------------
                                                                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ..................................................   $    95,429    $   164,697
   Receivables, net ...........................................................        52,715         49,686
   Inventories ................................................................        12,324         12,062
   Due from affiliates, net ...................................................         2,525            553
   Prepaid expenses and other current assets ..................................         9,941         12,208
                                                                                  -----------    -----------
         Total Current Assets .................................................       172,934        239,206

INVESTMENT IN BUFFINGTON HARBOR, L.L.C. .......................................        36,585         34,468
INVESTMENT IN TRUMP'S CASTLE PIK NOTES ........................................        90,101        101,778
PROPERTY AND EQUIPMENT, NET ...................................................     1,815,068      1,809,171
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET ....................................        23,273         20,758
OTHER ASSETS (Note 3) .........................................................        61,190         69,553
                                                                                  -----------    -----------

Total Assets ..................................................................   $ 2,199,151    $ 2,274,934
                                                                                  ===========    ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 6) ..............................   $    27,021    $    17,491
   Accounts payable and accrued expenses ......................................       147,639        150,398
   Accrued interest payable ...................................................        29,967         79,817
                                                                                  -----------    -----------
         Total Current Liabilities ............................................       204,627        247,706

LONG-TERM DEBT, net of current maturities (Notes 6 & 8) .......................     1,827,023      1,865,967
OTHER LONG-TERM LIABILITIES ...................................................        25,455         43,567
                                                                                  -----------    -----------
Total Liabilities .............................................................     2,057,105      2,157,240
                                                                                  -----------    -----------

MINORITY INTEREST .............................................................        26,897         18,196

STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value, 75,000,000 shares authorized,
   24,206,756 issued; 22,010,027 outstanding ..................................           242            242
   Class B Common Stock, $.01 par value, 1,000 shares
     authorized, issued and outstanding .......................................            --             --
   Additional Paid in Capital .................................................       455,645        455,645
   Accumulated Deficit ........................................................      (320,538)      (335,630)
   Accumulated Other Comprehensive Loss .......................................            --           (559)
   Less treasury stock at cost, 2,196,729 shares ..............................       (20,200)       (20,200)
                                                                                  -----------    -----------
Total Stockholders' Equity ....................................................       115,149         99,498
                                                                                  -----------    -----------

Total Liabilities and Stockholders' Equity ....................................   $ 2,199,151    $ 2,274,934
                                                                                  ===========    ===========


   The accompanying notes are an integral part of these condensed consolidated balance sheets

                       TRUMP HOTELS & CASINO RESORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (unaudited)
                    (dollars in thousands, except share data)



                                                         Three Months Ended              Nine Months Ended
                                                            September 30                    September 30
                                                          ---------------                   -------------
                                                        2000              2001           2000            2001
                                                        ----              ----           ----            ----

REVENUES:
   Gaming .......................................   $    357,752    $    343,237    $    965,318    $    945,383
   Rooms ........................................         23,771          23,025          61,802          61,962
   Food and Beverage ............................         39,765          36,461         103,856          99,849
   Other ........................................         12,691          12,103          30,949          29,094
                                                    ------------    ------------    ------------    ------------
   Gross Revenues ...............................        433,979         414,826       1,161,925       1,136,288
   Less -- Promotional allowances (Note 5) ......         54,730          47,917         137,022         128,047
                                                    ------------    ------------    ------------    ------------
   Net Revenues .................................        379,249         366,909       1,024,903       1,008,241
                                                    ------------    ------------    ------------    ------------
 COSTS AND EXPENSES:
   Gaming (Note 5) ..............................        201,810         192,665         567,692         558,601
   Rooms ........................................          7,853           7,643          23,496          23,001
   Food and Beverage ............................         12,770          12,755          34,809          33,919
   General and Administrative ...................         70,622          66,300         210,540         198,099
   Depreciation and Amortization ................         19,586          17,367          57,941          54,887
   Trump World's Fair Closing (Note 4) ..........             29              --             765              --
                                                    ------------    ------------    ------------    ------------
                                                         312,670         296,730         895,243         868,507
                                                    ------------    ------------    ------------    ------------
   Income from operations .......................         66,579          70,179         129,660         139,734
                                                    ------------    ------------    ------------    ------------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income ..............................          1,451             720           4,710           2,820
   Interest expense .............................        (54,865)        (55,242)       (165,885)       (164,529)
   Other non-operating income (expense) .........            (86)            (59)           (594)            367
                                                    ------------    ------------    ------------    ------------
                                                         (53,500)        (54,581)       (161,769)       (161,342)
                                                    ------------    ------------    ------------    ------------


Income (Loss) before equity in loss of Buffington
Harbor, L.L.C.,  minority interest and
extraordinary item ..............................         13,079          15,598         (32,109)        (21,608)
   Equity in loss of Buffington Harbor, L.L.C. ..           (796)           (586)         (2,328)         (2,185)
   Minority Interest ............................         (4,492)         (5,490)         12,594           8,701
                                                    ------------    ------------    ------------    ------------
Income (Loss) before extraordinary item .........          7,791           9,522         (21,843)        (15,092)

   Extraordinary gain ($14,903) net of
    minority interest ($5,450) (Note 2) .........          1,165              --           9,453              --
                                                    ------------    ------------    ------------    ------------

NET INCOME (LOSS) ...............................   $      8,956    $      9,522    $    (12,390)   $    (15,092)
                                                    ============    ============    ============    ============

Basic and diluted earnings(loss) per share before
   extraordinary item ...........................   $        .35    $        .43    $       (.99)   $       (.69)
Extraordinary item ..............................            .06              --             .43              --
                                                    ------------    ------------    ------------    ------------
Basic and diluted loss per share ................   $        .41    $        .43    $       (.56)   $       (.69)
                                                    ============    ============    ============    ============
Average number of shares outstanding ............     22,010,027      22,010,027      22,051,463      22,010,027
                                                    ============    ============    ============    ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       TRUMP HOTELS & CASINO RESORTS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (unaudited)
                             (dollars in thousands)



                                                                               Accumulated
                                        Common    Additional                       Other                         Total
                                         Stock      Paid in    Accumulated     Comprehensive   Treasury       Stockholders'
                                        Amount      Capital      Deficit           Loss          Stock           Equity
                                        ------      -------      -------           ----          -----           ------
Balance, December 31, 2000 ......      $   242   $  455,645   $ (320,538)      $     --       $(20,200)       $  115,149
Comprehensive Loss
      Net Loss ..................           --           --      (15,092)            --             --           (15,092)
      Change in value of interest
           rate swap (Note 6) ...           --           --           --           (559)            --              (559)
                                       -------   ----------   ----------        -------       --------        ----------
Balance, September 30, 2001 .....      $   242   $  455,645   $ (335,630)       $  (559)      $(20,200)       $   99,498
                                       =======   ==========   ==========        =======       ========        ==========


     At December 31, 2000 and September 30, 2001 there were 24,206,756 shares of Common Stock issued and 1,000 shares of Class B Common Stock issued.


   The accompanying notes are an integral part of this condensed consolidated financial statement.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (unaudited)
                             (dollars in thousands)

                                                                                           2000        2001
                                                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...........................................................................   $ (12,390)   $ (15,092)
Adjustments to reconcile net loss to net cash flows from operating activities:
     Extraordinary gain, net of minority interest ..................................      (9,453)          --
     Issuance of debt in exchange for accrued interest .............................       7,339        8,392
     Non-cash increase in Trump's Castle PIK Notes .................................     (10,211)     (11,677)
     Equity in loss of Buffington Harbor, L.L.C. ...................................       2,328        2,185
     Depreciation and amortization .................................................      57,941       54,887
     Minority interest in net loss .................................................     (12,594)      (8,701)
     Accretion of discounts on mortgage notes ......................................       4,228        4,809
     Amortization of deferred loan costs ...........................................       4,814        4,409
     Provision for losses on receivables ...........................................       4,519        5,803
     Valuation allowance of CRDA investments and amortization of Indiana
       gaming costs ................................................................       7,697        4,943
     Loss (gain) on disposition of property ........................................         459         (448)
     Increase in receivables .......................................................     (13,345)      (2,774)
     Decrease in inventories .......................................................         915          262
     Increase in other current assets ..............................................      (4,719)      (1,697)
     Decrease in due from affiliates ...............................................      25,515        2,012
     Increase  in other assets .....................................................      (1,495)      (3,614)
     Increase (decrease) in accounts payable and accrued expenses ..................      14,774       (3,291)
     Increase in accrued interest payable ..........................................      49,662       49,850
     Increase in other long-term liabilities .......................................       3,923        5,530
                                                                                       ---------    ---------
       Net cash flows provided by operating activities .............................     119,907       95,788
                                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net .......................................     (25,358)     (10,860)
     Investment in Buffington Harbor, L.L.C. .......................................      (1,285)         (68)
     CRDA Investments ..............................................................     (10,251)     (10,222)
                                                                                       ---------    ---------
       Net cash flows used in investing activities .................................     (36,894)     (21,150)
                                                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from additional borrowings ...........................................       7,978       27,500
     Payment of long-term debt .....................................................     (30,380)     (30,976)
     Loan costs from additional borrowing ..........................................         (93)      (1,894)
                                                                                       ---------    ---------
       Net cash flows used in financing activities .................................     (22,495)      (5,370)
                                                                                       ---------    ---------

       Net increase in cash and cash equivalents ...................................      60,518       69,268

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................     104,026       95,429
                                                                                       ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................   $ 164,544    $ 164,697
                                                                                       =========    =========
CASH INTEREST PAID .................................................................   $ 106,350    $ 104,437
                                                                                       =========    =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of property and equipment under capital lease obligations .................   $  10,861    $  19,128
                                                                                       =========    =========
Exchange of THCR Common Stock to treasury stock ....................................   $     203    $      --
                                                                                       =========    =========
Accumulated Other Comprehensive Loss ...............................................   $      --    $     559
                                                                                       =========    =========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                    ASSETS

                                                                                 December 31,   September 30,
                                                                                     2000            2001
                                                                                 -----------    -----------
                                                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .................................................   $    95,425    $   164,693
   Receivables, net ..........................................................        52,715         49,686
   Inventories ...............................................................        12,324         12,062
   Due from affiliates, net ..................................................         2,525            553
   Prepaid expenses and other current assets .................................         9,941         12,208
                                                                                 -----------    -----------
         Total Current Assets ................................................       172,930        239,202

INVESTMENT IN BUFFINGTON HARBOR, L.L.C. ......................................        36,585         34,468
INVESTMENT IN TRUMP'S CASTLE PIK NOTES .......................................        90,101        101,778
PROPERTY AND EQUIPMENT, NET ..................................................     1,815,068      1,809,171
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET ...................................        23,273         20,758
OTHER ASSETS (Note 3) ........................................................        61,190         69,553
                                                                                 -----------    -----------

Total Assets .................................................................   $ 2,199,147    $ 2,274,930
                                                                                 ===========    ===========


                                             LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 6) .............................   $    27,021    $    17,491
   Accounts payable and accrued expenses .....................................       147,639        150,398
   Accrued interest payable ..................................................        29,967         79,817
                                                                                 -----------    -----------
         Total Current Liabilities ...........................................       204,627        247,706

LONG-TERM DEBT, net of current maturities (Notes 6 & 8) ......................     1,827,023      1,865,967
OTHER LONG-TERM LIABILITIES ..................................................        25,455         43,567
                                                                                 -----------    -----------
Total Liabilities ............................................................     2,057,105      2,157,240
                                                                                 -----------    -----------

PARTNERS' CAPITAL:
Partners' capital ............................................................       652,503        652,503
Accumulated deficit ..........................................................      (490,261)      (514,054)
Accumulated  Other Comprehensive Loss ........................................            --           (559)
Less stock of THCR ...........................................................       (20,200)       (20,200)
                                                                                 -----------    -----------
Total Partners' Capital ......................................................       142,042        117,690
                                                                                 -----------    -----------

Total Liabilities and Partners' Capital ......................................   $ 2,199,147    $ 2,274,930
                                                                                 ===========    ===========



   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (unaudited)
                             (dollars in thousands)


                                                          Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                            -------------                  -------------
                                                          2000           2001          2000           2001
                                                          ----           ----          ----           ----
REVENUES:
   Gaming .......................................   $   357,752    $   343,237    $   965,318    $   945,383
   Rooms ........................................        23,771         23,025         61,802         61,962
   Food and Beverage ............................        39,765         36,461        103,856         99,849
   Other ........................................        12,691         12,103         30,949         29,094
                                                    -----------    -----------    -----------    -----------
   Gross Revenues ...............................       433,979        414,826      1,161,925      1,136,288

   Less -- Promotional allowances (Note 5) ......        54,730         47,917        137,022        128,047
                                                    -----------    -----------    -----------    -----------
   Net Revenues .................................       379,249        366,909      1,024,903      1,008,241
                                                    -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
   Gaming (Note 5) ..............................       201,810        192,665        567,692        558,601
   Rooms ........................................         7,853          7,643         23,496         23,001
   Food and Beverage ............................        12,770         12,755         34,809         33,919
   General and Administrative ...................        70,622         66,300        210,540        198,099
   Depreciation and Amortization ................        19,586         17,367         57,941         54,887
   Trump World's Fair Closing (Note 4) ..........            29             --            765             --
                                                    -----------    -----------    -----------    -----------
                                                        312,670        296,730        895,243        868,507
                                                    -----------    -----------    -----------    -----------
   Income from operations .......................        66,579         70,179        129,660        139,734
                                                    -----------    -----------    -----------    -----------

NON-OPERATING INCOME AND (EXPENSES):
   Interest income ..............................         1,451            720          4,710          2,820
   Interest expense .............................       (54,865)       (55,242)      (165,885)      (164,529)
   Other non-operating income (expense) .........           (86)           (59)          (594)           367
                                                    -----------    -----------    -----------    -----------
                                                        (53,500)       (54,581)      (161,769)      (161,342)
                                                    -----------    -----------    -----------    -----------

Income (Loss) before equity in loss of Buffington
   Harbor, L.L.C. and extraordinary item ........        13,079         15,598        (32,109)       (21,608)
Equity in loss of Buffington Harbor, L.L.C. .....          (796)          (586)        (2,328)        (2,185)
                                                    -----------    -----------    -----------    -----------

Income (Loss) before extraordinary item .........        12,283         15,012        (34,437)       (23,793)
Extraordinary gain (Note 2) .....................         1,836             --         14,903             --
                                                    -----------    -----------    -----------    -----------

NET INCOME (LOSS) ...............................   $    14,119    $    15,012    $   (19,534)   $   (23,793)
                                                    ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (unaudited)
                             (dollars in thousands)


                                                                        Accumulated
                                                                           Other
                                                Partners'  Accumulated  Comprehensive     THCR
                                                 Capital      Deficit       Loss       Common Stock      Total
                                                 -------      -------       ----       ------------      -----
Balance, December 31, 2000 .................   $ 652,503   $(490,261)   $      --       $ (20,200)   $ 142,042

Comprehensive Loss
  Net Loss .................................          --     (23,793)          --              --      (23,793)
  Change in value of interest rate
      swap (Note 6) ........................          --          --         (559)             --         (559)
                                               ---------   ---------    ---------       ---------    ---------
Balance, September 30, 2001 ................   $ 652,503   $(514,054)   $    (559)      $ (20,200)   $ 117,690
                                               =========   =========    =========       =========    =========


   The accompanying notes are an integral part of this condensed consolidated financial statement.

                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (unaudited)
                             (dollars in thousands)



                                                                                     2000         2001
                                                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .....................................................................   $ (19,534)   $ (23,793)
Adjustments to reconcile net loss to net cash flows from operating activities:
       Extraordinary gain, net of minority interest ..........................     (14,903)          --
       Issuance of debt in exchange for accrued interest .....................       7,339        8,392
       Non-cash increase in Trump's Castle PIK Notes .........................     (10,211)     (11,677)
       Equity in loss of Buffington Harbor, L.L.C. ...........................       2,328        2,185
       Depreciation and amortization .........................................      57,941       54,887
       Accretion of discounts on mortgage notes ..............................       4,228        4,809
       Amortization of deferred loan costs ...................................       4,814        4,409
       Provision for losses on receivables ...................................       4,519        5,803
       Valuation allowance of CRDA investments and amortization of Indiana
           gaming costs ......................................................       7,697        4,943
       Loss(gain) on disposition of property .................................         459         (448)
       Increase in receivables ...............................................     (13,345)      (2,774)
       Decrease in inventories ...............................................         915          262
       Increase in other current assets ......................................      (4,719)      (1,697)
       Decrease in due from affiliates .......................................      25,515        2,012
       Increase in other assets ..............................................      (1,495)      (3,614)
       Increase (decrease) in accounts payable and accrued expenses ..........      14,774       (3,291)
       Increase in accrued interest payable ..................................      49,662       49,850
       Increase in other long-term liabilities ...............................       3,923        5,530
                                                                                 ---------    ---------
           Net cash flows provided by operating activities ...................     119,907       95,788
                                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment, net ...............................     (25,358)     (10,860)
       Investment in Buffington Harbor, L.L.C. ...............................      (1,285)         (68)
       CRDA Investments ......................................................     (10,251)     (10,222)
                                                                                 ---------    ---------
           Net cash flows used in investing activities .......................     (36,894)     (21,150)
                                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from additional borrowings ...................................       7,978       27,500
       Payment of long-term debt .............................................     (30,380)     (30,976)
       Loan costs from additional borrowing ..................................         (93)      (1,894)
                                                                                 ---------    ---------
           Net cash flows used in financing activities .......................     (22,495)      (5,370)
                                                                                 ---------    ---------

Net increase in cash and cash equivalents ....................................      60,518       69,268

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................     104,022       95,425
                                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................   $ 164,540    $ 164,693
                                                                                 =========    =========

CASH INTEREST PAID ...........................................................   $ 106,350    $ 104,437
                                                                                 =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of property and equipment under capital lease obligations ...........   $  10,861    $  19,128
                                                                                 =========    =========
Exchange of THCR Common Stock to treasury stock ..............................   $     203    $      --
                                                                                 =========    =========
Accumulated Other Comprehensive Loss .........................................   $      --    $     559
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

(1) Organization and Operations

         The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), and Subsidiaries (as defined). THCR Holdings is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump ("Trump"), as a limited partner. Trump's limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump's option into 13,918,723 shares of THCR's common stock, par value $.01 per share (the "THCR Common Stock") (subject to certain adjustments), and if converted, would give Trump ownership of 42.9% of the THCR Common Stock (including his current personal share ownership) or 44.4% (assuming currently exercisable options held by Trump were exercised). Accordingly, the accompanying condensed consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly owned subsidiaries.

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

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2000 filed with the SEC.

         The casino industry in Atlantic City and Indiana is seasonal in nature. Accordingly, results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for a full year.

         THCR, THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation ("THCR Funding"), have no operations and their ability to service their debt is dependent on the successful operations of the following subsidiaries of THCR Holdings (the "Subsidiaries"): (i) Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC"), which is comprised of Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), and Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"); (ii) Trump Indiana, Inc., a Delaware corporation ("Trump Indiana"); and (iii) Trump's Castle Associates, L.P. , a New Jersey limited partnership ("Castle Associates") d/b/a Trump Marina Hotel Casino ("Trump Marina"). THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging and established gaming jurisdictions.

         The economic consequences of the September 11, 2001 terrorist attacks on the World Trade Center and New York State's subsequent approval of the largest gambling package in the State's history are still unknown at this time. Although management anticipates such events to negatively affect THCR's Atlantic City operations, management cannot predict with any certainty the full impact of such events.

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Basic and Diluted Loss Per Share

         Basic loss per share is based on the weighted average number of shares of THCR Common Stock outstanding. Diluted earnings per share are the same as basic earnings per share as common stock equivalents have not been included as they would be anti-dilutive. The shares of THCR's Class B common stock, par value $.01 per share (the "THCR Class B Common Stock"), owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding.

Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.


(2) Financial Information

         Financial information relating to THCR Funding is as follows:


                                                                                             December 31,   September 30,
                                                                                                 2000            2001
                                                                                                 ----            ----
                                                                                                             (unaudited)
         Total Assets (including THCR Holdings' 15 1/2% Senior Secured
                  Notes due 2005 ("the Senior Notes") receivable of
                  $145,000,000 at December 31, 2000 and
                  September 30, 2001)(a)..............................................       $145,936,000   $151,555,000
                                                                                             ============   ============
         Total Liabilities and Capital (including $145,000,000 of
                  Senior Notes payable) ..............................................       $145,936,000   $151,555,000
                                                                                             ============   ============



                                                                                           Nine Months Ended September 30,
                                                                                                  2000           2001
                                                                                                  ----           ----

         Interest Income from THCR Holdings ..........................................       $ 16,856,000   $ 16,856,000

         Interest Expense ............................................................       $ 16,856,000   $ 16,856,000
                                                                                             ------------   ------------
         Net Income ..................................................................       $         --   $         --
                                                                                             ============   ============

         (a) During 2000, THCR Enterprises, L.L.C., a New Jersey limited liability company ("THCR Enterprises") and wholly-owned subsidiary of THCR Holdings, repurchased $35,500,000 of these Senior Notes for $19,030,000 plus accrued interest. For the nine months ended September 30, 2000, an extraordinary gain of $14,903,000 was recorded, net of a writedown of deferred loan costs of $1,567,000,which was adjusted to $9,453,000 after minority interest of $5,450,000.

(3) Other Assets

         Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2000 and September 30, 2001, other assets include $8,014,000, which Plaza Associates believes will be recoverable on the settlement of the appeal.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(4) Trump World's Fair Closing

         On October 4, 1999, THCR closed Trump World's Fair. In addition to closing costs recorded at December 31, 1999, costs of $765,000 were recorded during the nine months ended September 30, 2000.

(5) Volume Based Cash Rebates

         In January 2001, the Emerging Issues Task Force (EITF) reached a consensus on certain issues within Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," (EITF 00-22). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates have been classified as promotional allowances. THCR previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

(6) Trump Indiana Note Payable

         On April 27, 2001, Trump Indiana entered into a loan agreement with a bank group for $27,500,000. Proceeds from the loan were used to pay off maturing debt for the vessel, the hotel, a $5,000,000 bridge loan and provide working capital. As a result of an interest rate swap arrangement entered into contemporaneously with the bank loan, the new debt bears a fixed rate of interest of 8.85% on $10,000,000 of principal, and a floating rate applies to the balance of the loan. At September 30, 2001, the rate on the floating portion was a blended 7.86%. The loan amortizes based upon an assumed 84 month term and matures with a balloon payment payable at the end of 60 months.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, which specifies the accounting and disclosure requirements for such instruments. At September 30, 2001, Trump Indiana's derivative financial instruments consisted of an interest rate swap with a notional amount of $10,000,000 that effectively converts an equal portion of its debt from a floating rate to a fixed rate. An unrealized loss of $559,000 attributable to the change in the fair value of the interest rate swap has been recorded as "Accumulated other comprehensive loss" in the equity sections of the respective balance sheets.

(7) Recent Accounting Pronouncement

         In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are complete after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. THCR does not believe that the provisions of SFAS 141 and SFAS 142 will have a material effect on its financial position or results of operations.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(8) Subsequent Events

         On October 31, 2001, THCR announced that it is seeking to negotiate the terms of the public debt and is withholding interest payments thereon until such time as discussions between THCR and the bondholders have been finalized. The following debt issues of THCR and/or its subsidiaries are affected: (i) THCR Holdings and THCR Funding 15-1/2% Senior Secured Notes due 2005, having a semi-annual interest payment due on December 15, 2001; (ii) each of Trump AC and
(A) Trump Atlantic City Funding, Inc., (B) Trump Atlantic City Funding II, Inc. and (C) Trump Atlantic City Funding III, Inc. 11-1/4% Mortgage Notes due 2006, having an aggregate semi-annual interest payment of $73,125,000 which was due on November 1, 2001; (iii) Castle Associates and Trump's Castle Funding, Inc. ("Castle Funding") 10-1/4% Senior Notes due 2003, having a semi-annual interest payment of approximately $3,178,000 which was due on October 31, 2001; (iv) Castle Associates and Castle Funding 11-3/4% Mortgage Notes due 2003, having a semi-annual interest payment of approximately $14,226,000 due on November 15, 2001 and (v) Castle Associates and Trump's Castle Hotel & Casino, Inc. ("TCHI") 10-1/4% Senior Notes due 2003 (referred to as the "Working Capital Loan"), having a semi-annual interest payment of approximately $256,000 which was due on October 31, 2001. These interest amounts have been included in current liabilities at September 30, 2001. THCR is seeking to negotiate the terms of the public debt in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history, which includes six casinos, three of which will be ninety minutes away from Manhattan in the Catskills, and video slot machines at numerous racetracks, including Aqueduct in New York City and Yonkers. THCR intends to pay interest upon the completion of a successful negotiation.

         Pursuant to each of the indentures governing the aforementioned debt issues, a default in the payment of interest when due and payable and which continues for 30 calendar days (the "Cure Period") constitutes an "Event of Default" under which the trustee or the holders of 25% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be due and payable immediately. Notwithstanding, the issuers may prevent the aforementioned Event of Default by paying the defaulted interest before the expiration of the Cure Period.

        The ability of THCR to repay its current and long-term debt when due will depend on the ability of Plaza Associates, Taj Associates, Castle Associates and Trump Indiana to generate cash from operations sufficient for such purposes or on the ability of THCR to refinance such indebtedness. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the indebtedness upon maturity, especially in light of New York State's recent approval of the largest gambling package in the State's history as a consequence of the September 11, 2001 terrorist attacks on the World Trade Center and the subsequent effects on New York's then already softening economy. The future operating performance and the ability to refinance such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are unforseeable and/or beyond the control of THCR. There can be no assurance that the future operating performance of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital on favorable terms, or at all.

                       TRUMP HOTELS & CASINO RESORTS, INC.
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(8)  Subsequent Events (continued)

         THCR Management Services, LLC, ("THCR Management") an unrestricted subsidiary of THCR Holdings, has entered into a management agreement with the Twenty-Nine Palms Band of Mission Indians, a federally recognized Native American tribe (the "Tribe"), which, subject to the approval of the National Indian Gaming Commission, provides that THCR Management will manage and direct all business and affairs in connection with the day-to-day operation, management and maintenance of the Tribe's expanded and renovated casino located in the Palm Springs, California resort area. The construction and renovation of the Tribe's casino is currently in progress and is anticipated to be completed in the second quarter of 2002. To enable the Tribe to complete the construction, THCR Management agreed to act as a participant in the Tribe's construction loan and to provide to the Tribe a portion of the financing for the project. THCR Management has entered into a loan agreement with various lenders, whereby the lenders have agreed to loan up to $18,800,000 to THCR Management which will, in turn, use the net proceeds to fund its participation in the Tribe's construction loan. THCR Management's financing from the lenders bears interest at the rate of 9% per annum and matures in November 2006. The financing is secured by (i) a pledge of the promissory note from the Tribe, (ii) a pledge of management fees and (iii) a limited guaranty of Trump. The Tribe's construction financing bears interest at the prime rate plus 1%, and matures in August 2007. THCR Holdings, through its subsidiary THCR Enterprises, has agreed to indemnify Trump against any losses incurred by Trump in connection with such guaranty. The indemnity obligation of THCR Enterprises is secured by a pledge of certain securities held by THCR Enterprises. In November 2001, $11,000,000 of the $18,800,000 was drawn down by THCR Management.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

         Cash flows from operating activities are THCR's principal source of liquidity. Although THCR and its subsidiaries anticipate having sufficient liquidity to meet their obligations during 2001, management cannot make any assurances regarding THCR's and its subsidiaries' ability to make future payments in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history, which includes six casinos, three of which will be ninety minutes away from Manhattan in the Catskills, and video slot machines at numerous racetracks, including Aqueduct in New York City and Yonkers. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods when necessary.

         On October 31, 2001, THCR announced that it is seeking to negotiate the terms of the public debt and is withholding interest payments thereon until such time as discussions between THCR and the bondholders have been finalized. The following debt issues of THCR and/or its subsidiaries are affected: (i) THCR Holdings and THCR Funding 15-1/2% Senior Secured Notes due 2005, having a semi-annual interest payment due on December 15, 2001; (ii) each of Trump AC and
(A) Trump Atlantic City Funding, Inc., (B) Trump Atlantic City Funding II, Inc. and (C) Trump Atlantic City Funding III, Inc. 11-1/4% Mortgage Notes due 2006, having an aggregate semi-annual interest payment of $73,125,000 which was due on November 1, 2001; (iii) Castle Associates and Castle Funding 10-1/4% Senior Notes due 2003, having a semi-annual interest payment of approximately $3,178,000 which was due on October 31, 2001; (iv) Castle Associates and Castle Funding 11-3/4% Mortgage Notes due 2003, having a semi-annual interest payment of approximately $14,226,000 due on November 15, 2001 and (v) Castle Associates and TCHI 10-1/4% Senior Notes due 2003 (referred to as the "Working Capital Loan"), having a semi-annual interest payment of approximately $256,000 which was due on October 31, 2001. These interest amounts have been included in current liabilities at September 30, 2001. THCR is seeking to negotiate the terms of the public debt in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history. THCR intends to pay interest upon the completion of a successful negotiation.

         Pursuant to each of the indentures governing the aforementioned debt issues, a default in the payment of interest when due and payable and which continues for 30 calendar days (the "Cure Period") constitutes an "Event of Default" under which the trustee or the holders of 25% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be due and payable immediately. Notwithstanding, the issuers may prevent the aforementioned Event of Default by paying the defaulted interest before the expiration of the Cure Period.

         Capital expenditures for THCR were $25,358,000 and $10,860,000 for the nine months ended September 30, 2000 and 2001, respectively.

         THCR Management has entered into a management agreement with the Twenty-Nine Palms Band of Mission Indians Tribe, which, subject to the approval of the National Indian Gaming Commission, provides that THCR Management will manage and direct all business and affairs in connection with the day-to-day operation, management and maintenance of the Tribe's expanded and renovated casino located in the Palm Springs, California resort area. The construction and renovation of the Tribe's casino is currently in progress and is anticipated to be completed in the second quarter of 2002. To enable the Tribe to complete the construction, THCR Management agreed to act as a participant in the Tribe's construction loan and to provide to the Tribe a portion of the financing for the project. THCR Management has entered into a loan agreement with various lenders, whereby the lenders have agreed to loan up to $18,800,000 to THCR Management which will, in turn, use the net proceeds to fund its participation in the Tribe's construction loan. THCR Management's financing from the lenders bears interest at the rate of 9% per annum and matures in November 2006. The financing is secured by (i) a pledge of the promissory note from the Tribe, (ii) a pledge of management fees and (iii) a limited guaranty of Trump. The Tribe's construction financing bears interest at the prime rate plus 1%, and matures in August 2007. THCR Holdings, through its subsidiary THCR Enterprises, has agreed to indemnify Trump against any losses incurred by Trump in connection with such guaranty. The indemnity obligation of THCR Enterprises is secured by a pledge of certain securities held by THCR Enterprises. In November 2001, $11,000,000 of the $18,800,000 was drawn down by THCR Management.

         The indenture governing the Senior Notes (the "Senior Note Indenture") restricts the ability of THCR Holdings and its subsidiaries to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, given the rapidly changing competitive environment, THCR's future operating results are uncertain and could fluctuate significantly.

         The indentures of Trump AC and Castle Associates restrict their ability to make distributions to THCR Holdings. The loan agreement with Trump Indiana's bank group limits its ability to make distribution to THCR Holdings. Therefore, the ability of THCR Holdings to service its debt is dependent on other future operations and the permitted distributions from Trump AC, Castle Associates and Trump Indiana.

         The ability of THCR to repay its current and long-term debt when due will depend on the ability of Plaza Associates, Taj Associates, Castle Associates and Trump Indiana to generate cash from operations sufficient for such purposes or on the ability of THCR to refinance such indebtedness. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the indebtedness upon maturity, especially in light of New York State's recent approval of the largest gambling package in the State's history as a consequence of the September 11, 2001 terrorist attacks on the World Trade Center and the subsequent effects on New York's then already softening economy. The future operating performance and the ability to refinance such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are unforseeable and/or beyond the control of THCR. There can be no assurance that the future operating performance of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital on favorable terms, or at all.

         In addition, the ability of (i) Plaza Associates and Taj Associates (through Trump AC) and (ii) Castle Associates to make payments of dividends or distributions to THCR Holdings may be restricted by the rules and regulations promulgated by the New Jersey Casino Control Commission. Similarly, the ability of Trump Indiana to make payments of dividends or distributions to THCR Holdings may be restricted by the rules and regulations promulgated by the Indiana Gaming Commission.

Results of Operations: Operating Revenues and Expenses

         All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Castle Associates (d/b/a Trump Marina) and Trump Indiana.

         Comparison of Three-Month Periods Ended September 30, 2000 and 2001. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.



                                               Three Months Ended September 30, 2000
                                      ------------------------------------------------------
                                        Plaza       Taj       Trump     Trump     THCR
                                      Associates  Associates Indiana   Marina  Consolidated*
                                      ----------  ---------- -------   ------  -------------
Revenues:                                               (dollars in millions)
Gaming ...............................   $ 90.4     $155.6    $ 29.6   $ 82.1     $357.8
Other ................................     21.4       33.0       2.4     19.5       76.2
                                         ------     ------    ------   ------     ------
Gross Revenues .......................    111.8      188.6      32.0    101.6      434.0
Less: Promotional Allowances .........     15.8       24.4       0.7     13.8       54.8
                                         ------     ------    ------   ------     ------
Net Revenues .........................     96.0      164.2      31.3     87.8      379.2
                                         ------     ------    ------   ------     ------
Costs and Expenses:
Gaming ...............................     55.5       82.0      18.5     45.8      201.8
Other ................................      5.4        9.5       1.7      4.1       20.6
General & Administrative .............     17.8       25.5       8.1     17.5       70.6
Depreciation & Amortization ..........      4.3        8.8       2.0      4.4       19.6
                                         ------     ------    ------   ------     ------
Total Costs and Expenses .............     83.0      125.8      30.3     71.8      312.6
                                         ------     ------    ------   ------     ------
Income from Operations ...............     13.0       38.4       1.0     16.0       66.6
                                         ------     ------    ------   ------     ------
Non-operating Income .................      0.1        0.4       0.1      0.3        1.4
Interest Expense .....................    (12.1)     (23.3)     (1.4)   (14.3)     (54.9)
                                         ------     ------    ------   ------     ------
Total Non-operating Expense, Net .....    (12.0)     (22.9)     (1.3)   (14.0)     (53.5)
                                         ------     ------    ------   ------     ------
Loss in Joint Venture ................       --         --      (0.8)      --       (0.8)
Extraordinary Gain, net ..............       --         --        --       --        1.2
                                         ------     ------    ------   ------     ------
Income (Loss) before Minority Interest   $  1.0     $ 15.5    $ (1.1)  $  2.0       13.5
                                         ======     ======    ======   ======
Minority Interest ....................                                             (4.5)
                                                                                  ------
Net Income ...........................                                            $  9.0
                                                                                  ======



* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.


                                                 Three Months Ended September 30, 2001
                                      -----------------------------------------------------
                                          Plaza     Taj       Trump   Trump        THCR
                                      Associates  Associates Indiana  Marina  Consolidated*
                                      ----------  ---------- -------  ------  -------------
Revenues:                                                (dollars in millions)
Gaming ...............................   $ 88.5    $148.8    $ 31.0   $ 74.9    $343.2
Other ................................     19.5      31.1       2.5     18.5      71.6
                                         ------    ------    ------   ------    ------
Gross Revenues .......................    108.0     179.9      33.5     93.4     414.8
Less: Promotional Allowances .........     13.9      20.8       0.9     12.3      47.9
                                         ------    ------    ------   ------    ------
Net Revenues .........................     94.1     159.1      32.6     81.1     366.9
                                         ------    ------    ------   ------    ------
Costs and Expenses:
Gaming ...............................     51.8      80.4      18.7     41.8     192.7
Other ................................      4.9       9.5       1.7      4.3      20.3
General & Administrative .............     15.8      25.2       6.9     17.3      66.3
Depreciation & Amortization ..........      3.1       8.4       1.3      4.6      17.4
                                         ------    ------    ------   ------    ------
Total Costs and Expenses .............     75.6     123.5      28.6     68.0     296.7
                                         ------    ------    ------   ------    ------
Income from Operations ...............     18.5      35.6       4.0     13.1      70.2
                                         ------    ------    ------   ------    ------
Non-operating Income .................      0.1       0.1       0.1      0.1       0.7
Interest Expense .....................    (12.1)    (23.4)     (1.5)   (15.1)    (55.3)
                                         ------    ------    ------   ------    ------
Total Non-operating Expense, Net .....    (12.0)    (23.3)     (1.4)   (15.0)    (54.6)
                                         ------    ------    ------   ------    ------
Loss in Joint Venture ................       --        --      (0.6)      --      (0.6)
                                         ------    ------    ------   ------    ------
Income(Loss) before Minority Interest    $  6.5    $ 12.3    $  2.0   $ (1.9)     15.0
                                         ======    ======    ======   ======
Minority Interest ....................                                            (5.5)
                                                                                ------
Net Income ...........................                                          $  9.5
                                                                                ======


* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.


                                                                  Three Months Ended September 30, 2000
                                            ----------------------------------------------------------------------
                                              Plaza           Taj             Trump        Trump         THCR
                                            Associates     Associates        Indiana      Marina      Consolidated
                                            ----------     ----------        -------      ------      ------------
                                                                      (dollars in millions)
Table Game Revenues ....................    $    26.0     $     53.7     $     6.3      $    25.2       $  111.3
Table Game Drop ........................    $   185.1     $    301.9     $    39.8      $   140.2       $  667.0
Table Win Percentage ...................         14.1%          17.8%         16.0%          17.9%          16.7%
Number of Table Games ..................           97            143            50             76            366
Slot Revenues ..........................    $    64.4     $     95.9     $    23.3      $    56.3       $  239.9
Slot Handle ............................    $   833.5     $  1,219.6     $   348.1      $   724.1       $3,125.3
Slot Win Percentage ....................          7.7%           7.9%          6.7%           7.8%           7.7%
Number of Slot Machines ................        2,867          4,552         1,237          2,515         11,171
Other Gaming Revenues ..................            -     $      6.0             -      $     0.6       $    6.6
Total Gaming Revenues ..................    $    90.4     $    155.6     $    29.6      $    82.1       $  357.8


                                                              Three Months Ended September 30, 2001
                                            ----------------------------------------------------------------------
                                                Plaza          Taj            Trump        Trump          THCR
                                            Associates     Associates        Indiana      Marina      Consolidated
                                            ----------     ----------        -------      ------      ------------
                                                                   (dollars in millions)
Table Game Revenues ....................    $      25.5   $     48.5     $     5.9      $    18.9       $   98.8
   Incr (Decr) over prior period .......    $      (0.5)  $     (5.2)    $    (0.4)     $    (6.3)      $  (12.5)
Table Game Drop ........................    $     154.5   $    269.9     $    34.4      $   113.2       $  572.0
   Incr (Decr) over prior period .......    $     (30.6)  $    (32.0)    $    (5.4)     $   (27.0)      $  (95.0)
Table Win Percentage ...................           16.5%        18.0%         17.3%          16.7%          17.3%
   Incr (Decr) over prior period .......            2.4 pts.     0.2 pts.      1.3 pts.      (1.2) pts.      0.6 pts.
Number of Table Games ..................            100          139            52             79            370
   Incr (Decr) over prior period .......              3           (4)            2              3              4
Slot Revenues ..........................    $      63.0   $     94.2     $    25.1      $    55.7       $  238.0
   Incr (Decr) over prior period .......    $      (1.4)  $     (1.7)    $     1.8      $    (0.6)      $   (1.9)
Slot Handle ............................    $     794.0   $  1,235.1     $   348.5      $   717.4       $3,095.0
   Incr (Decr) over prior period .......    $     (39.5)  $     15.5     $     0.4      $   ( 6.7)      $ ( 30.3)
Slot Win Percentage ....................            7.9%         7.6%          7.2%           7.8%           7.7%
   Incr (Decr) over prior period .......            0.2 pts.    (0.3) pts.     0.5 pts.       0.0 pts.       0.0 pts.
Number of Slot Machines ................          2,868        4,827         1,360          2,523         11,578
   Incr (Decr) over prior period .......              1          275           123              8            407
Other Gaming Revenues ..................              -   $      6.1             -      $     0.3      $     6.4
   Incr (Decr) over prior period .......              -   $      0.1             -      $    (0.3)     $    (0.2)
Total Gaming Revenues ..................    $      88.5   $    148.8     $    31.0      $    74.9      $   343.2
   Incr (Decr) over prior period .......    $      (1.9)  $     (6.8)    $     1.4      $   ( 7.2)     $   (14.6)



         Gaming revenues are the primary source of THCR's revenues. Table games revenues represent the amount retained by THCR from amounts wagered at table games (table game drop). The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.1% and 16.1% for the three months ended September 30, 2000 and 2001, respectively.

          Table games revenues decreased $12.5 million or 11.2% to $98.8 million for the three months ended September 30, 2001 from $111.3 million in the comparable period in 2000. Decreased table drop at all four properties primarily contributed to the decrease in revenues. Trump Taj Mahal Casino Resort (the "Taj Mahal"), the Trump Plaza Hotel and Casino ("Trump Plaza") and Trump Indiana had increased win percentages in 2001 which primarily offset their respective decreases in table drop. Trump Marina's decrease is due to declines in both table drop and win percentage. Slot revenue decreased $1.9 million or 0.8% to $238.0 million for the three months ended September 30, 2001 from $239.9 million in the comparable period in 2000.

         Promotional allowances decreased $6.9 million or 12.6% to $47.9 million and gaming expenses decreased $9.1 million or 4.5% to $192.7 million for the three months ended September 30, 2001 from the comparable period in 2000, primarily due to reduced gaming revenues at the Atlantic City properties.

         General and administrative expenses were $66.3 million for the three months ended September 30, 2001, a $4.3 million or 6.1% decrease from $70.6 million in the comparable period in 2000. The decrease is primarily attributed to reductions in entertainment and regulatory expenses at the Taj Mahal, insurance and advertising expenses at Trump Plaza and approximately $0.9 million in corporate overhead.

Results of Operations: Operating Revenues and Expenses

         All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Castle Associates (d/b/a Trump Marina) and Trump Indiana.

         Comparison of Nine-Month Periods Ended September 30, 2000 and 2001. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.



                                           Nine Months Ended September 30, 2000
                                  -------------------------------------------------------
                                     Plaza      Taj        Trump    Trump       THCR
                                  Associates  Associates  Indiana   Marina  Consolidated*
                                  ----------  ----------  -------   ------  -------------
Revenues:                                         (dollars in millions)
Gaming .........................   $  249.5    $  414.9  $   92.4  $  208.5     $  965.3
Other ..........................       57.5        85.1       6.7      47.4        196.6
                                   --------    --------  --------  --------     --------
Gross Revenues .................      307.0       500.0      99.1     255.9      1,161.9
Less: Promotional Allowances ...       41.7        60.9       2.7      31.7        137.0
                                   --------    --------  --------  --------     --------
Net Revenues ...................      265.3       439.1      96.4     224.2      1,024.9
                                   --------    --------  --------  --------     --------
Costs and Expenses:
Gaming .........................      158.2       229.0      59.9     120.6        567.7
Other ..........................       15.4        26.5       4.8      11.6         58.3
General & Administrative .......       53.7        75.7      24.1      50.7        211.3
Depreciation & Amortization ....       12.1        27.0       5.7      13.0         57.9
                                   --------    --------  --------  --------     --------
Total Costs and Expenses .......      239.4       358.2      94.5     195.9        895.2
                                   --------    --------  --------  --------     --------
Income from Operations .........       25.9        80.9       1.9      28.3        129.7
                                   --------    --------  --------  --------     --------
Non-operating Income ...........        0.4         0.9       0.2       0.8          4.1
Interest Expense ...............      (35.8)      (70.1)     (4.3)    (42.3)      (165.9)
                                   --------    --------  --------  --------     --------
Total Non-operating Expense, Net      (35.4)      (69.2)     (4.1)    (41.5)      (161.8)
                                   --------    --------  --------  --------     --------
Loss in Joint Venture ..........         --          --      (2.3)       --         (2.3)
Extraordinary Gain, net ........         --          --        --        --          9.4
                                   --------    --------  --------  --------     --------
Loss before Minority Interest ..   $   (9.5)   $   11.7  $   (4.5) $  (13.2)       (25.0)
                                   ========    ========  ========  ========
Minority Interest ..............                                                    12.6
                                                                                --------
Net Loss .......................                                                $  (12.4)
                                                                                ========


* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.




                                               Nine Months Ended September 30, 2001
                                       ------------------------------------------------------
                                          Plaza       Taj        Trump   Trump       THCR
                                       Associates  Associates  Indiana  Marina  Consolidated*
                                       ----------  ----------  -------  ------  ------------
Revenues:                                              (dollars in millions)
Gaming ...............................   $  249.6  $  400.7  $   93.7  $  201.4  $  945.4
Other ................................       55.3      82.4       7.0      46.3     190.9
                                         --------  --------  --------  --------  --------
Gross Revenues .......................      304.9     483.1     100.7     247.7   1,136.3
Less: Promotional Allowances .........       39.9      54.4       2.6      31.2     128.1
                                         --------  --------  --------  --------  --------
Net Revenues .........................      265.0     428.7      98.1     216.5   1,008.2
                                         --------  --------  --------  --------  --------
Costs and Expenses:
Gaming ...............................      155.9     227.1      55.9     119.8     558.6
Other ................................       14.4      27.2       5.0      10.3      56.9
General & Administrative .............       49.5      74.4      21.6      50.4     198.1
Depreciation & Amortization ..........       11.4      25.3       5.0      13.0      54.9
                                         --------  --------  --------  --------  --------
Total Costs and Expenses .............      231.2     354.0      87.5     193.5     868.5
                                         --------  --------  --------  --------  --------
Income from Operations ...............       33.8      74.7      10.6      23.0     139.7
                                         --------  --------  --------  --------  --------
Non-operating Income .................        0.7       0.6       0.5       0.5       3.2
Interest Expense .....................      (36.1)    (69.9)     (4.0)    (44.6)   (164.5)
                                         --------  --------  --------  --------  --------
Total Non-operating Expense, Net .....      (35.4)    (69.3)     (3.5)    (44.1)   (161.3)
                                         --------  --------  --------  --------  --------
Loss in Joint Venture ................         --        --      (2.2)       --      (2.2)
                                         --------  --------  --------  --------  --------
Income(Loss) before Minority Interest    $   (1.6) $    5.4  $    4.9  $  (21.1)    (23.8)
                                         ========  ========  ========  ========
Minority Interest ....................                                                8.7
                                                                                 --------
Net Loss .............................                                           $  (15.1)
                                                                                 ========


* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.


                                                                Nine Months Ended September 30, 2000
                                            ----------------------------------------------------------------------
                                               Plaza          Taj          Trump           Trump        THCR
                                            Associates     Associates     Indiana         Marina      Consolidated
                                            ----------     ----------     -------         ------      ------------
                                                                      (dollars in millions)
Table Game Revenues.......................  $    73.7     $    142.0     $    20.7      $    57.0       $  293.3
Table Game Drop...........................  $   498.4     $    823.3     $   123.7      $   339.8       $1,785.2
Table Win Percentage......................       14.8%          17.2%         16.7%          16.8%          16.4%
Number of Table Games.....................         96            143            50             76            365
Slot Revenues.............................  $   175.8     $    256.3     $    71.7      $   150.3       $  654.2
Slot Handle...............................  $ 2,250.2     $  3,297.8     $ 1,107.9      $ 1,918.9       $8,574.8
Slot Win Percentage.......................        7.8%           7.8%          6.5%           7.8%           7.6%
Number of Slot Machines...................      2,831          4,548         1,250          2,373         11,002
Other Gaming Revenues.....................          -     $     16.6             -      $     1.2       $   17.8
Total Gaming Revenues.....................  $   249.5     $    414.9     $    92.4      $   208.5       $  965.3


                                                                 Nine Months Ended September 30, 2001
                                            -----------------------------------------------------------------------
                                                Plaza          Taj            Trump        Trump          THCR
                                            Associates     Associates        Indiana       Marina      Consolidated
                                            ----------     ----------        -------       ------      ------------
                                                                   (dollars in millions)
Table Game Revenues.......................  $      73.9   $    126.0        $    18.8     $    48.0      $   266.7
   Incr (Decr) over prior period..........  $       0.2   $    (16.0)       $    (1.9)    $    (9.0)     $   (26.6)
Table Game Drop ..........................  $     436.8   $    755.0        $   109.5     $   297.8      $ 1,599.1
   Incr (Decr) over prior period..........  $     (61.6)  $    (68.3)       $   (14.2)    $   (42.0)     $  (186.1)
Table Win Percentage .....................         16.9%        16.7%            17.2%         16.1%          16.7%
   Incr (Decr) over prior period  ........          2.1 pts.    (0.5) pts.        0.5 pts.     (0.7) pts.      0.3 pts.
Number of Table Games.....................           99          141               52            78            370
   Incr (Decr) over prior period..........            3           (2)               2             2              5
Slot Revenues.............................  $     175.7   $    257.6        $    74.9     $   152.8      $   661.0
   Incr (Decr) over prior period..........  $      (0.1)  $      1.3        $     3.2     $     2.5      $     6.8
Slot Handle...............................  $   2,269.9   $  3,373.2        $ 1,041.2     $ 1,972.9      $ 8,657.2
   Incr (Decr) over prior period .........  $      19.7   $     75.4        $   (66.7)    $    54.0      $    82.4
Slot Win Percentage.......................          7.7%         7.6%             7.2%          7.7%           7.6%
   Incr (Decr) over prior period..........         (0.1) pts.   (0.2) pts.        0.7 pts.     (0.1) pts.      0.0 pts.
Number of Slot Machines...................        2,850        4,696            1,308         2,526         11,380
   Incr (Decr) over prior period..........           19          148               58           153            378
Other Gaming Revenues.....................            -   $     17.1                -     $     0.6      $    17.7
   Incr (Decr) over prior period..........            -   $      0.5                -     $    (0.6)     $    (0.1)
Total Gaming Revenues.....................  $     249.6   $    400.7        $    93.7     $   201.4      $   945.4
   Incr (Decr) over prior period..........  $       0.1   $    (14.2)       $     1.3     $    (7.1)     $   (19.9)



         Gaming revenues are the primary source of THCR's revenues. Table games revenues represent the amount retained by THCR from amounts wagered at table games (table game drop). The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.6% for both the nine months ended September 30, 2000 and 2001.

         Table games revenues decreased $26.6 million or 9.1% to $266.7 million for the nine months ended September 30, 2001 from $293.3 million in the comparable period in 2000. Decreased table drop at all four properties primarily contributed to the decrease in revenues. Trump Plaza had increased win percentages in 2001 which primarily offset its decrease in table drop. The Taj Mahal and Trump Marina's lower table win percentage also contributed to its lower table win.

         Slot revenues increased $6.8 million or 1.0% to $661.0 million for the nine months ended September 30, 2001 from $654.2 million in the comparable period in 2000. Increased slot handle of $149.1 million at the three Atlantic City casinos, due to innovative marketing initiatives and sustained programs designed specifically for the slot player, primarily contributed to the increase in revenues. Trump Indiana's slot revenues in 2001 increased $3.2 million or 4.5% from the comparable period in 2000 due to a 0.7% increase in hold percentage, which totally offset a $66.7 million or 6.0% decrease in slot handle from the comparable period in 2000.

         Promotional allowances decreased $8.9 million or 6.5% to $128.1 million for the nine months ended September 30, 2001 from the comparable period in 2000, primarily due to decreased cash complimentaries at the Taj Mahal associated with decreased table game revenues.

         General and administrative expenses were $198.1 million for the nine months ended September 30, 2001, a $13.2 million or 6.2% decrease from $211.3 million in the comparable period in 2000. The decrease is primarily attributed to reductions in insurance, litigation and entertainment expenses at the Taj Mahal; entertainment, insurance and advertising costs at Trump Plaza and a $5.1 million decrease in corporate expenses. The decrease in corporate general and administrative expenses is due to the downsizing of the New York corporate office and an aircraft lease termination in 2000, as well as decreased legal and lobbying costs in 2001.

         During 2000, THCR Enterprises purchased an aggregate principal amount of $35.5 million of the Senior Notes, in consideration for an aggregate purchase price of $19.0 million, plus accrued and unpaid interest. The decrease in interest expense is primarily due to the elimination of interest expense associated with these notes.

Seasonality

         The casino industry in Atlantic City and Indiana is seasonal in nature. Accordingly, the results of operations for the period ending September 30, 2001 are not necessarily indicative of the operating results for a full year.

Important Factors Relating to Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q relative to THCR's performance, trends in THCR's operations or financial results, plans, expectations, estimates and beliefs, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, including the duration and severity of the current economic turndown in the United States and the aftermath of the September 11, 2001 terrorist attacks on New York, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in the Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

                          PART II -- OTHER INFORMATION

ITEM 1  -- LEGAL PROCEEDINGS

         Metelman Action; Settlement Agreement Approved by the Court. As previously reported, on or about March 20, 2000, Mark Metelman, a stockholder of THCR, filed a class action suit in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C43-00) against THCR and each member of the Board of Directors of THCR, claiming that a third party made an offer to purchase THCR, and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. On October 12, 2000, after the Court dismissed the complaint upon a motion by the defendants, the plaintiff refiled the complaint as a stockholder derivative action.

         On August 17, 2001, the Court approved a settlement agreement between the parties. No stockholders objected to the terms of the proposed offer. Pursuant to the settlement agreement, THCR has agreed that any future offers to purchase THCR will be initially reviewed by a Special Committee consisting of independent directors not affiliated with Trump. The Special Committee may engage and/or consult with outside financial and legal advisors as it deems necessary and will make recommendations to the THCR Board of Directors concerning any such offers. Where either the Board of Directors or the Special Committee deems an offer to be substantial, the settlement requires THCR to advise THCR stockholders in a timely fashion. However, the Board of Directors will have ultimate decision making authority as to the response of THCR to any such offers.

         Castle Acquisition; Proposed Settlement. As previously reported, on October 16, 1996, stockholders of THCR filed derivative actions in the United States District Court, Southern District of New York (96 Civ. 7820), which were subsequently consolidated, against each member of the Board of Directors of THCR; THCR Holdings; Castle Associates; Trump's Castle Hotel & Casino, Inc, a New Jersey corporation and the general partner of Castle Associates ("TCHI"); Trump Casinos, Inc., a New Jersey corporation wholly-owned by Trump ("TCI"); Trump Casinos II, Inc., a Delaware corporation wholly owned by Trump ("TCI-II") and Salomon Brothers, Inc. ("Salomon"). As set forth more fully in the plaintiffs' Fourth Amended Shareholders' Derivative Complaint, the plaintiffs claimed that certain of the defendants breached their fiduciary duties (or aided or abetted such breaches) and engaged in wasteful and ultra vires acts in connection with THCR's and THCR Holdings' acquisition of Castle Associates in October 1996 (the "Castle Acquisition"), and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiffs also alleged that various parties committed violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiffs sought removal of the directors of THCR, and an injunction, rescission and damages.

         In September 2001, without admitting any wrongdoing or liability, the parties entered into a stipulation of settlement (the "Stipulation"), subject to the Court's approval. The Court has scheduled a hearing for December 10, 2001 to determine the fairness and adequacy of the proposed settlement. Pursuant to the Stipulation, THCR sent to its stockholders on or about October 29, 2001, a notice of pendency therein outlining the terms of the proposed settlement, including such stockholders' right to object in writing to the proposed settlement and to appear at the settlement hearing.

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

         Various other legal proceedings are now pending against THCR. Except as set forth herein and in THCR's Annual Report on Form 10-K for the year ended December 31, 2000, THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

          From time to time, Plaza Associates, Taj Associates, Castle Associates and Trump Indiana may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act (the "Casino Control Act") and the Indiana Riverboat Gambling Act, (the "Indiana Riverboat Act"), as the case may be. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates, Taj Associates, Castle Associates or Trump Indiana to otherwise retain or renew any casino or other licenses required under the Casino Control Act or the Indiana Riverboat Act, as the case may be, for the operation of Trump Plaza, the Taj Mahal, Trump Marina and the Trump Indiana Riverboat, respectively.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS
           None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 5 -- OTHER INFORMATION

          Subsequent Events. On October 31, 2001, THCR and THCR Holdings issued a press release and filed a Current Report on Form 8-K with the SEC, attaching a copy of the press release as an exhibit thereto, announcing therein that THCR is seeking to negotiate the terms of the public debt and is withholding interest payments thereon until such time as discussions between THCR and the bondholders have been finalized. The following debt issues of THCR and/or its subsidiaries are affected: (i) THCR Holdings and THCR Funding 15-1/2% Senior Secured Notes due 2005, having a semi-annual interest payment due on December 15, 2001; (ii) each of Trump AC and (A) Trump Atlantic City Funding, Inc., (B) Trump Atlantic City Funding II, Inc. and (C) Trump Atlantic City Funding III, Inc. 11-1/4% Mortgage Notes due 2006, having an aggregate semi-annual interest payment of $73,125,000 which was due on November 1, 2001; (iii) Castle Associates and Castle Funding 10-1/4% Senior Notes due 2003, having a semi-annual interest payment of approximately $3,178,000 which was due on October 31, 2001; (iv) Castle Associates and Castle Funding 11-3/4% Mortgage Notes due 2003, having a semi-annual interest payment of approximately $14,226,000 due on November 15, 2001 and (v) Castle Associates and TCHI 10-1/4% Senior Notes due 2003 (referred to as the "Working Capital Loan"), having a semi-annual interest payment of approximately $256,000 which was due on October 31, 2001. These interest amounts have been included in current liabilities at September 30, 2001. THCR is seeking to negotiate the terms of the public debt in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history, which includes six casinos, three of which will be ninety minutes away from Manhattan in the Catskills, and video slot machines at numerous racetracks, including Aqueduct in New York City and Yonkers. THCR intends to pay interest upon the completion of a successful negotiation.

          Pursuant to each of the indentures governing the aforementioned debt issues, a default in the payment of interest when due and payable and which continues for 30 calendar days (the "Cure Period") constitutes an "Event of Default" under which the trustee or the holders of 25% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be due and payable immediately. Notwithstanding, the issuers may prevent the aforementioned Event of Default by paying the defaulted interest before the expiration of the Cure Period.

          THCR Management has entered into a management agreement with the Twenty-Nine Palms Band of Mission Indians Tribe, which, subject to the approval of the National Indian Gaming Commission, provides that THCR Management will manage and direct all business and affairs in connection with the day-to-day operation, management and maintenance of the Tribe's expanded and renovated casino located in the Palm Springs, California resort area. The construction and renovation of the Tribe's casino is currently in progress and is anticipated to be completed in the second quarter of 2002. To enable the Tribe to complete the construction. THCR Management agreed to act as a participant in the Tribe's construction loan and to provide to the Tribe a portion of the financing for the project. THCR Management has entered into a loan agreement with various lenders, whereby the lenders have agreed to loan up to $18,800,000 to THCR Management which will, in turn, use the net proceeds to fund its participation in the

Tribe's construction loan. THCR Management's financing from the lenders bears interest at the rate of 9% per annum and matures in November 2006. The financing is secured by (i) a pledge of the promissory note from the Tribe, (ii) a pledge of management fees and (iii) a limited guaranty of Trump. The Tribe's construction financing bears interest at the prime rate plus 1%, and matures in August 2007. THCR Holdings, through its subsidiary THCR Enterprises, has agreed to indemnify Trump against any losses incurred by Trump in connection with such guaranty. The indemnity obligation of THCR Enterprises is secured by a pledge of certain securities held by THCR Enterprises. In November 2001, $11,000,000 of the $18,800,000 was drawn down by THCR Management.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits:
          None.

       b. Current Reports on Form 8-K:

       The Registrants did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRUMP HOTELS & CASINO RESORTS, INC.
                                       (Registrant)

Date: November 14, 2001
                                    By: /s/   FRANCIS X. MCCARTHY, JR.
                                    --------------------------------------
                                        Francis X. McCarthy, Jr.
                                        Executive Vice President of Finance and
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       (Registrant)

Date: November 14, 2001            By: TRUMP HOTELS & CASINO RESORTS, INC.,
                                              its general partner


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



                                  TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                     (Registrant)

Date: November 14, 2001

                                  By: /s/ FRANCIS X.  MCCARTHY, JR.
                                  ---------------------------------------------
                                          Francis X. McCarthy, Jr.
                                          Executive Vice President of Finance
                                          and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)