Form 10-Q/A
period 2002-03-31
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 2002-05-16
CIK 943322, 943323

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A
                                 AMENDMENT NO. 1

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  March 31, 2002
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from__ to__

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

                                 (609) 449-6515
              (Registrant's telephone number, including area code)
                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

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

                                 (609) 449-6515
              (Registrant's telephone number, including area code)
                                 Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

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
       (Address of principal executive offices)                   (Zip Code)

                                 (609) 449-6515
              (Registrant's telephone number, including area code)
                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes   X     No ___
                                                      ---

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 15, 2002 was 22,010,027.

     The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of May 15, 2002 was 1,000.

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of May 15, 2002 was 100.

================================================================================

                                EXPLANATORY NOTE

The Registrants are filing this amendment to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002 (the "Report") to correct an error in the text of Item 2. The last sentence of the fifth paragraph of Item 2 of the Report has been corrected to be and read as provided in this amendment. No other Items in the report are affected hereby.

                      TRUMP HOTELS & CASINO RESORTS, INC.,
                  TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       AND
                   TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

                              INDEX TO FORM 10-Q/A

PART I -- FINANCIAL INFORMATION
ITEM 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations .........    2

SIGNATURES

Signature -  Trump Hotels & Casino Resorts, Inc. ........................................................   10

Signature -  Trump Hotels & Casino Resorts Holdings, L.P. ...............................................   11

Signature -  Trump Hotels & Casino Resorts Funding, Inc. ................................................   12

                         PART I - FINANCIAL INFORMATION

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "plans," "forecasts" or "continue" or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

     In this section, the words "Company," "we," "our," "ours," and "us" refer to Trump Hotels & Casino Resorts, Inc. ("THCR") and its wholly owned subsidiary, Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings") and its wholly-owned subsidiaries, unless otherwise noted. We, through one or more wholly-owned subsidiaries, own and operate four casinos. Three of the four casinos are located in Atlantic City, New Jersey: (i) the Trump Plaza Hotel and Casino ("Trump Plaza"), (ii) the Trump Taj Mahal Casino Resort (the "Taj Mahal") and (iii) the Trump Marina Hotel Casino ("Trump Marina," and together with the Trump Plaza and the Taj Mahal, "the Trump Atlantic City Properties"). The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Indiana (the "Indiana Riverboat," and together with the Trump Atlantic City Properties, the "Trump Casino Properties"). We also manage Trump 29 Casino located in the Palm Springs, California area ("Trump 29 Casino") pursuant to a five-year management agreement with the Twenty-Nine Palms Band of Luiseno Mission Indians of California, a sovereign Native American nation (the "29 Palms Tribe"). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

General

     The Company Has Substantial Indebtedness.

     The Company has substantial indebtedness. At March 31, 2002, the Company's long-term debt was approximately $1.9 billion and its ratio of debt to capital was approximately 22 to 1. Interest expense as a percentage of net revenues was 19.3% and 18.3% for the three months ended March 31, 2001 and 2002, respectively.

     The Company previously announced that it was seeking to refinance or modify the terms of THCR's and its subsidiaries' public debt issues. Recently, the Company announced that two of its recently formed wholly-owned subsidiaries were offering for private placement to qualified institutional buyers, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, $470 million aggregate principal amount of a new issue of first mortgage notes due 2010. The proposed offering has been modified to consist of two tranches: (i) $340 million first mortgage notes due 2010 and (ii) $130 million second mortgage notes due 2010. The interest rates of the first mortgage notes and second mortgage notes, as well as other terms of the offering, have to be determined. There can be no assurances, however, that the offering will be completed as proposed or otherwise.

     The net proceeds of the offering, if consummated, will be used to redeem, repay or acquire substantially all of the outstanding public indebtedness of Castle Associates ($323.4 million aggregate pricinpal amount) and THCR Holdings ($109.5 million aggregate principal amount) and the bank debt of Trump Indiana ($24.2 million aggregate principal amount). The offering is conditioned upon obtaining certain approvals, including the New Jersey Casino Control Commission and the Indiana Gaming Commission. If refinancing these public debt issues cannot be consummated, the Registrants will consider other options. There can be no assurances, however, that any such alternatives could be successfully completed.

     The primary reason to refinance or modify THCR's and its subsidiaries public debt issues is to extend their maturity and to reduce the high levels of interest expense associated with such indebtedness in order to devote more resources to capital expenditures at the Trump Atlantic City Properties. Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary to preserve the competitiveness of the Trump Casino Properties. The Atlantic City market is very competitive and is anticipated to become more competitive in the future. Management believes that the Company must provide for capital expenditures that it believes are necessary to compete effectively. Management believes that, based upon its current cash flow forecasts for 2002, THCR and its subsidiaries will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2002.

     In February 2002, we had discussions with a committee (the "TAC Notes Committee") comprised of certain holders of the public debt of Trump AC (the "Trump AC Mortgage Notes"). Discussions with the TAC Notes Committee did not result in a transaction, and we have not had any subsequent meetings with the TAC Notes Committee. Also, we have terminated our agreement with our financial advisor pertaining to the Trump AC Mortgage Notes.

     The Company may seek to modify or refinance the Trump AC Mortgage Notes in the future if market conditions are favorable, although no transaction is imminent and there can be no assurances that a transaction will occur or be proposed in the future. As noted above, however, management believes that, based upon its current cash flow forecasts for 2002, Trump AC will have sufficient cash flows to meet its debt service and operating expense requirements throughout 2002 without a transaction.

     The ability of THCR Holdings and its subsidiaries to service the debt on which they are obligated depends primarily on the ability of the Trump Casino Properties to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The Trump Atlantic City Properties themselves have substantial indebtedness and debt service requirements. The future operating performance of the Trump Casino Properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Trump Casino Properties. There can be no assurance that the future operating performance of the Trump Casino Properties will be sufficient to generate the cash flows required to meet the debt service obligations of the Trump Casino Properties or THCR Holdings. The ability of the Trump Casino Properties and THCR Holdings to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Company will be conducive to refinancing debt at any given time.

     The ability of the Trump Casino Properties to distribute funds to THCR Holdings for purposes of THCR Holdings making interest payments on its indebtedness is also limited by various covenants that bind such companies, including financial ratios that require certain levels of cash flow be achieved as a condition to the distribution of funds to THCR Holdings. Under such restrictions, there can be no assurances that THCR Holdings will be provided with funds from its subsidiaries sufficient to pay interest on its indebtedness if operating results were to deteriorate.

     We Do Not Know How the Borgata, When Opened, Will Affect Us.

     In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the Marina District of Atlantic City for the construction of the "Borgata," a Tuscan-style casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed in the third quarter of 2003, and is estimated to cost approximately $1.0 billion. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City, especially to the Marina district which could benefit our Trump Marina property, it is also possible that the Borgata could have an adverse effect on the business and operations of the Trump Atlantic City Properties. This potential adverse effect could include a reduction in net revenues caused by a loss of gaming patrons. Also, substantial new expansion and development activity has recently been completed or has been announced in Atlantic City which further intensifies competitive pressure in the Atlantic City market and which could have an adverse effect on our patronage and revenues.

     New York Has Enacted Gaming Legislation Which May Harm Our Trump Atlantic City Properties and Other States May Do So In The Future.

     In October 2001, the New York State legislature passed extensive legislation that could adversely affect the Company. The legislation permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. It is possible that the Niagara Falls and Buffalo casinos could be open within a year. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native Americans, which could open as early as mid-2005. In addition, slot machines would be allowed to be placed in Indian-owned casinos. Video lottery terminals would be installed and five horse racing tracks across the state of New York and, if local governments approve, at certain other tracks. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City cannot be predicted. The Company believes, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State's constitution. The likely outcome of this lawsuit cannot be ascertained at this time.

     We also believe that Ohio, Pennsylvania, Virginia and Delaware are among the other states currently contemplating some form of gaming legislation. Since our market is primarily a drive-to market, legalized gambling in one or more states neighboring or within close proximity to New Jersey could have an adverse effect on the Atlantic City gaming industry overall, including THCR and the Trump AC Properties.

     Our Business is Subject to a Variety of Other Risks and Uncertainties.

     As noted elsewhere, our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital or pursue other alternatives, (ii) future acts of terrorism and their impact on capital markets, consumer behavior and operating expenses, (iii) competition from existing and potential new competitors in Atlantic City and other nearby markets, which is likely to increase over the next five years, (iv) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (v) adverse weather conditions. Good weather is particularly important to the relative performance of our Trump Atlantic City Properties especially in the winter months and our improved performance in the first quarter of 2002 is partially attributable to mild weather conditions in the Northeast during such period, as well as to expense reduction. Also, the cost of obtaining insurance is likely to increase significantly in the wake of September 11, 2001. If certain coverages are not available or are not available at a reasonable cost, we will be self-insured for such risks.

Critical Accounting Policies

     The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgements and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

     Certain of our accounting policies require higher degrees of judgement than others in their application. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

     Recent Accounting Pronouncements

     In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such additional rebates of $32,639,000 in the three months ended March 31, 2001 have been re-classified as promotional allowances. THCR previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

Financial Condition -

Liquidity and Capital Resources

     Cash flows from operating activities of the Company's owned and managed casino properties are the Company's sole source of liquidity. The Company's ability to borrow funds for its liquidity needs is severely restricted by covenants in the various indentures governing its public debt issues and by its already high levels of indebtedness. Sources of the Company's short-term and long-term liquidity include: (i) table win, (ii) slot win, (iii) room occupancy,
(iv) food and beverage sales and (v) miscellaneous items, less promotional expenses. Although we expect the Company to have sufficient liquidity from the operating activities of the Trump Casino Properties to meet its short-term obligations, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity.

     The Trump Casino Properties compete with other Atlantic City casino/hotels on the basis of the quality of their guests' experience. We seek to provide high-quality service and amenities and a first class casino gaming experience. In a competitive marketplace like Atlantic City, the ability to offer a high-quality casino gaming experience is largely dependant upon the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and on extent and quality of the facilities and amenities.

     Because the Company has substantial indebtedness and related interest expenses, its capital expenditures in recent years has been limited. Moreover, the Company has not been able to pursue various capital expansion plans, such as the addition of more hotel rooms.

                         TRUMP HOTELS AND CASINO RESORTS
                       CONSOLIDATING CAPITAL EXPENDITURES
                                 (IN THOUSANDS)

                                                                   TOTAL
                                       TAJ            PLAZA        TRUMP      TRUMP       TRUMP        THCR       THCR
                                    ASSOCIATES     ASSOCIATES        AC       MARINA     INDIANA     HOLDINGS    CONSOL.
                                    ----------     ----------     --------    -------    -------     --------   --------
FOR THE THREE MONTHS
     ENDED MARCH 31, 2001
Purchase of Property & Equipment    $    1,705     $      260     $  1,965    $ 1,140    $ 1,060     $    100   $  4,265
Capital Lease Additions (A)              2,413             78        2,491         --         --           --      2,491
                                    ----------     ----------     --------    -------    -------     --------   --------
Total Capital Expenditures          $    4,118     $      338     $  4,456    $ 1,140    $ 1,060     $    100   $  6,756
                                    ==========     ==========     ========    =======    =======     ========   ========
FOR THE THREE MONTHS
     ENDED MARCH 31, 2002
Purchase of Property & Equipment    $    2,153     $      862     $  3,015    $   803    $ 1,304     $     40   $  5,162
Capital Lease Additions (A)              1,455             --        1,455         --         --           --      1,455
                                    ----------     ----------     --------    -------    -------     --------   --------
Total Capital Expenditures          $    3,608     $      862     $  4,470    $   803    $ 1,304     $     40   $  6,617
                                    ==========     ==========     ========    =======    =======     ========   ========

(A) Capital lease additions for Trump AC were principally slot machines and a telephone system.

Results of Operations: Operating Revenues and Expenses

     All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Castle Associates (d/b/a Trump Marina) and Trump Indiana.

     Comparison of Three-Month Periods Ended March 31, 2001 and 2002. The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

                                                                    Three Months Ended March 31, 2001
                                            -----------------------------------------------------------------------------
                                                Plaza            Taj            Trump           Trump            THCR
                                              Associates      Associates       Indiana          Marina      Consolidated*
                                            --------------   ------------   -------------    ------------   -------------
                                                                        (dollars in millions)
Revenues:
Gaming ...................................  $         80.3   $      119.4   $        31.1    $       62.1   $       293.0
Other ....................................            17.5           24.3             2.3            12.6            56.6
                                            --------------   ------------   -------------    ------------   -------------
Gross Revenues ...........................            97.8          143.7            33.4            74.7           349.6
Less: Promotional Allowances .............            21.6           27.0             3.2            16.4            68.1
                                            --------------   ------------   -------------    ------------   -------------
Net Revenues .............................            76.2          116.7            30.2            58.3           281.5
                                            --------------   ------------   -------------    ------------   -------------
Costs and Expenses:
Gaming ...................................            43.7           61.6            15.9            31.1           152.3
Other ....................................             4.5            8.5             1.6             2.6            17.2
General & Administrative .................            16.6           24.5             7.6            16.5            65.8
Depreciation & Amortization ..............             4.1            8.5             1.9             4.3            18.8
                                            --------------   ------------   -------------    ------------   -------------
Total Costs and Expenses .................            68.9          103.1            27.0            54.5           254.1
                                            --------------   ------------   -------------    ------------   -------------
Income from Operations ...................             7.3           13.6             3.2             3.8            27.4
                                            --------------   ------------   -------------    ------------   -------------
Non-operating Income .....................             0.1            0.2             0.1             0.2             1.2
Interest Expense .........................           (11.8)         (23.2)           (1.2)          (14.6)          (54.4)
                                            --------------   ------------   -------------    ------------   -------------
Total Non-operating Expense, Net .........           (11.7)         (23.0)           (1.1)          (14.4)          (53.2)
                                            --------------   ------------   -------------    ------------   -------------
Loss in Joint Venture ....................              --             --            (0.8)             --            (0.8)
                                            --------------   ------------   -------------    ------------   -------------
Income (Loss) before Minority Interest ...  $         (4.4)  $       (9.4)  $         1.3    $      (10.6)  $       (26.6)
                                            ==============   ============   =============    ============
Minority Interest ........................                                                                            9.7
                                                                                                            -------------
Net Loss .................................                                                                  $       (16.9)
                                                                                                            =============


*Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                   Three Months Ended March 31, 2002
                                              ----------------------------------------------------------------------------
                                                Plaza            Taj            Trump           Trump            THCR
                                              Associates      Associates       Indiana          Marina       Consolidated*
                                              ----------      ----------      ---------         -------      -------------
                                                                         (dollars in millions)
Revenues:

Gaming .....................................  $     81.5      $   129.9       $    32.7         $  67.3      $    311.4

Other ......................................        16.6           26.4             2.2            12.8            57.9
                                              ----------      ---------       ---------         -------      ----------
Gross Revenues .............................        98.1          156.3            34.9            80.1           369.3

Less: Promotional Allowances ...............        19.9           29.0             3.0            16.3            68.1
                                              ----------      ---------       ---------         -------      ----------
Net Revenues ...............................        78.2          127.3            31.9            63.8           301.2
                                              ----------      ---------       ---------         -------      ----------

Costs and Expenses:

Gaming .....................................        40.4           60.6            16.7            31.0           148.5

Other ......................................         5.2            8.5             1.6             3.1            18.4

General & Administrative ...................        15.7           25.2             6.7            15.9            64.6

Depreciation & Amortization ................         4.3            8.8             1.4             4.9            19.4

Debt Renegotiation Costs ...................          --             --              --             0.5             2.1
                                              ----------      ---------       ---------         -------      ----------
Total Costs and Expenses ...................        65.6          103.1            26.4            55.4           253.0
                                              ----------      ---------       ---------         -------      ----------
Income from Operations .....................        12.6           24.2             5.5             8.4            48.2
                                              ----------      ---------       ---------         -------      ----------
Non-operating Income .......................         0.1            0.1              --              --             0.4

Interest Expense ...........................       (11.8)         (23.3)           (1.1)          (15.6)          (55.2)
                                              ----------      ---------       ---------         -------      ----------
Total Non-operating Expense, Net ...........       (11.7)         (23.2)           (1.1)          (15.6)          (54.8)
                                              ----------      ---------       ---------         -------      ----------
Loss in Joint Venture ......................          --             --            (0.6)             --            (0.6)
                                              ----------      ---------       ---------         -------      ----------
Income(Loss) before Minority Interest ......  $      0.9      $     1.0       $     3.8         $  (7.2)     $     (7.2)
                                              ==========      =========       =========         =======
Minority Interest ..........................                                                                        2.6
                                                                                                             ----------
Net Loss ...................................                                                                 $     (4.6)
                                                                                                             ==========

* Intercompany eliminations and expenses of THCR and THCR Holdings are not separately shown.

                                                                 Three Months Ended March 31, 2001
                                            ----------------------------------------------------------------------------
                                              Plaza            Taj            Trump           Trump            THCR
                                            Associates      Associates       Indiana          Marina       Consolidated*
                                            ----------      ----------      ---------         -------      -------------
                                                                       (dollars in millions)
Table Game Revenues .....................   $     26.2      $    34.8       $    6.5          $  15.0      $     82.6

Table Game Drop .........................   $    140.9      $   239.8       $   37.8          $  91.6      $    510.1

Table Win Percentage ....................         18.6%          14.5%          17.3%            16.3%           16.2%

Number of Table Games ...................           98            143             52               76             369

Slot Revenues ...........................   $     54.1      $    79.1       $   24.6          $  47.0      $    204.8

Slot Handle .............................   $    707.0      $ 1,037.1       $  351.0          $ 612.9      $  2,708.0

Slot Win Percentage .....................          7.7%           7.6%           7.0%             7.7%            7.6%

Number of Slot Machines .................        2,844          4,664          1,264            2,531          11,303

Other Gaming Revenues ...................   $      N/A      $     5.5       $    N/A          $   0.1      $      5.6

Total Gaming Revenues ...................   $     80.3      $   119.4       $   31.1          $  62.1      $    293.0


                                                              Three Months Ended March 31, 2002
                                      ----------------------------------------------------------------------------------
                                         Plaza             Taj            Trump            Trump               THCR
                                      Associates       Associates        Indiana          Marina           Consolidated
                                      ----------       ----------        -------          ------           -------------
                                                                    (dollars in millions)
Table Game Revenues ................   $   25.7        $    39.4        $    6.3        $    15.9          $      87.3
Incr (Decr) over prior period ......   $   (0.5)       $     4.6        $   (0.2)       $     0.9          $       4.7
Table Game Drop ....................   $  143.1        $   225.7        $   34.7        $    85.4          $     488.9
Incr (Decr) over prior period ......   $    2.2        $   (14.1)       $   (3.1)       $    (6.2)         $     (21.2)
Table Win Percentage ...............       17.9%            17.4%           18.2%            18.6%                17.9%
Incr (Decr) over prior period ......       (0.7) pts.        2.9 pts.        0.9 pts.         2.3 pts.             1.7 pts.
Number of Table Games ..............         88              139              50               80                  357
Incr (Decr) over prior period ......        (10)              (4)             (2)               4                  (12)
Slot Revenues ......................   $   55.8        $    85.0        $   26.4        $    51.3          $     218.5
Incr (Decr) over prior period ......   $    1.7        $     5.9        $    1.8        $     4.3          $      13.7
Slot Handle ........................   $  702.9        $ 1,100.7        $  347.2        $   649.0          $   2,799.8
Incr (Decr) over prior period ......   $   (4.1)       $    63.6        $   (3.8)       $    36.1          $      91.8
Slot Win Percentage ................        7.9%             7.7%            7.6%             7.9%                 7.8%
Incr (Decr) over prior period ......        0.2 pts.         0.1 pts.        0.6 pts.         0.2 pts.             0.2 pts.
Number of Slot Machines ............      2,844            4,857           1,459            2,523               11,683
Incr (Decr) over prior period ......          0              193             195               (8)                 380
Other Gaming Revenues ..............   $    N/A        $     5.5        $    N/A        $     0.1          $       5.6
Incr (Decr) over prior period ......   $    N/A        $      --        $    N/A        $      --          $        --
Total Gaming Revenues ..............   $   81.5        $   129.9        $   32.7        $    67.3          $     311.4
Incr (Decr) over prior period ......   $    1.2        $    10.5        $    1.6        $     5.2          $      18.4

     Gaming revenues are the primary source of THCR's revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The Atlantic City industry table game win percentages were 15.2% and
16.2 % for the three months ended March 31, 2001 and 2002, respectively. THCR's table game win percentage was 16.2% and 17.9% for the three months ended March 31, 2001 and 2002, respectively.

     Table games revenues increased $4.7 million or 5.7 % to $87.3 million for the three months ended March 31, 2002 from $82.6 million in the comparable period in 2001. The $4.6 million increase in table games revenue at the Trump Taj Mahal Casino Resort ( the "Taj Mahal") was primarily due to a 2.9 points increase in table win percentage which offset a $14.1 million decrease in table game drop. Although the Trump Plaza Hotel and Casino's ( "Trump Plaza") table game drop increased, the 0.7 point decrease in table win percentage resulted in a $.5 million decrease in table games revenue. Trump Marina's $0.9 million increase in table games revenue is due to a 2.3 points increase in table win percentage which offset a $6.2 million decrease in table game drop. Trump Indiana's $0.2 million decrease in table games revenue was primarily due to a $3.1 million decrease in table game drop, which was negatively affected by increasing competition in the Indiana and Illinois market for table game play and the general decrease in table game play experienced throughout the casino industry. The decrease in table game drop was partially offset by a 0.9 point increase in table win percentage.

     Slot revenues increased $13.7 million or 6.7 % to $218.5 million for the three months ended March 31, 2002 from $204.8 million in the comparable period in 2001. Increased slot handle of $63.6 million at the Taj Mahal and $36.1 million at Trump Marina primarily contributed to their respective increases in slot revenues. Trump Plaza's slot revenues increased $1.7 million due to a 0.2 point increase in slot win percentage which totally offset a $4.1 million decrease in slot handle. Trump Indiana's slot revenues increased $1.8 million due to a 0.6 point increase in slot win percentage which totally offset a $3.8 million decrease in slot handle. Overall, slot revenues increased primarily as a result of improved slot product on the casino floor, management's continued focus on marketing initiatives and customer service as well as favorable weather conditions in the Atlantic City area.

     Gaming costs and expenses were $148.5 million for the three months ended March 31, 2002, a decrease of $3.8 million or 2.5% from $152.3 million for the three months ended March 31, 2001. Gaming costs at the Taj Mahal decreased $1.0 million or 1.6% from the comparable period in 2001 and Trump Plaza's gaming costs decreased $3.3 million or 7.6% from the comparable period in 2001 primarily due to decreased payroll expense and more efficient marketing programs. Trump Marina's gaming costs decreased $0.1 million primarily due to decreased promotional expenses achieved by eliminating less profitable programs. Trump Indiana's gaming costs increased $0.8 million or 5.0% from the comparable period in 2001 primarily due to increased gaming taxes associated with the increase in gaming revenues.

     General and administrative expenses were $64.6 million for the three months ended March 31, 2002, a $1.2 million or 1.8% decrease from $65.8 million in the comparable period in 2001. Corporate expenses increased for the three months ended March 31, 2002 from the comparable period in 2001, primarily due to the receipt of an insurance reimbursement which offset legal expenses during the first quarter of 2001.

     THCR has been seeking to refinance or modify the terms of its debt which was approximately $1.7 billion aggregate principal amount as of March 31, 2002. During the three months ended March 31, 2002, debt renegotiation costs of $2.1 million were incurred: $1.5 million by Trump AC on its $1.3 billion outstanding debt, $0.5 million by Trump Marina and $0.1 million by THCR Holdings.

     During the three months ended March 31, 2002, Trump Indiana paid a sales tax assessed by the State of Indiana relating to its vessel in the amount of $1.8 million. As this assessment is being appealed by Trump Indiana, it has been included in Other Assets. Trump Indiana believes that the $1.8 million will be recoverable on settlement of the appeal.

     Seasonality

     The casino industry in Atlantic City and Indiana is seasonal in nature. Accordingly, the results of operations for the period ending March 31, 2002 are not necessarily indicative of the operating results for a full year.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRUMP HOTELS & CASINO RESORTS, INC.

                                       (Registrant)

     Date: May 16, 2002

                                     By: /S/ FRANCIS X. MCCARTHY, JR.
                                     ------------------------------------------
                                         Francis X. McCarthy, Jr.
                                         Executive Vice President of Finance and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
                                       (Registrant)

     Date: May 16, 2002          By: Trump Hotels & Casino Resorts, Inc.,
                                               its general partner



                                   By:  /S/ FRANCIS X. MCCARTHY, JR.
                                      ------------------------------------------
                                        Francis X. McCarthy, Jr.
                                        Executive Vice President of Finance and
                                        Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
                                     (Registrant)

     Date: May 16, 2002

                                 By: /S/ FRANCIS X. MCCARTHY, JR.
                                 -------------------------------------------
                                     Francis X. McCarthy, Jr.
                                     Executive Vice President of Finance and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial Officer)