Form 10-Q
period 2002-06-30
TRUMP HOTELS & CASINO RESORTS HOLDINGS LP; TRUMP HOTELS & CASINO RESORTS FUNDING INC
filed 2002-08-14
CIK 943322, 943323

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to                             .

Commission file number 1-13794

TRUMP HOTELS & CASINO RESORTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3818402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Boardwalk
Atlantic City, New Jersey 08401
(609) 449-6515
(Address, Including Zip Code and Telephone Number, Including
Area Code, of Registrant’s Principal Executive Offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report).
Commission file number 33-90786

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3818407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Boardwalk
Atlantic City, New Jersey 08401
(609) 449-6515
(Address, Including Zip Code and Telephone Number, Including
Area Code, of Registrant’s Principal Executive Offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report).
Commission file number 33-90786

TRUMP HOTELS & CASINO RESORTS FUNDING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3818405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Boardwalk
Atlantic City, New Jersey 08401
(609) 449-6515
(Address, Including Zip Code and Telephone Number, Including
Area Code, of Registrant’s Principal Executive Offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 14, 2002 was 22,010,027.

The number of outstanding shares of Class B Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts, Inc. as of August 14, 2002 was 1,000.

The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Hotels & Casino Resorts Funding, Inc. as of August 14, 2002 was 100. Trump Hotels & Casino Resorts Funding, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure information.

TRUMP HOTELS & CASINO RESORTS, INC., TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P. AND TRUMP HOTELS & CASINO RESORTS FUNDING, INC. INDEX TO FORM 10-Q
Page No.
PART I—FINANCIAL INFORMATION
ITEM 1—Financial Statements

Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts, Inc. as of December 31, 2001 and June 30, 2002 (unaudited)	1

Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts, Inc. for the Three and Six Months Ended June 30, 2001 and 2002 (unaudited)	2

Condensed Consolidated Statement of Stockholders’ Equity of Trump Hotels & Casino Resorts, Inc. for the Six Months Ended June 30, 2002 (unaudited)	3

Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts, Inc. for the Six Months Ended June 30, 2001 and 2002 (unaudited)	4

Condensed Consolidated Balance Sheets of Trump Hotels & Casino Resorts Holdings, L.P. as of December 31, 2001 and June 30, 2002 (unaudited)	5

Condensed Consolidated Statements of Operations of Trump Hotels & Casino Resorts Holdings, L.P. for the Three and Six Months Ended June 30, 2001 and 2002 (unaudited)	6

Condensed Consolidated Statement of Partners’ Capital of Trump Hotels & Casino Resorts Holdings, L.P. for the Six Months Ended June 30, 2002 (unaudited)	7

Condensed Consolidated Statements of Cash Flows of Trump Hotels & Casino Resorts Holdings, L.P. for the Six Months Ended June 30, 2001 and 2002 (unaudited)	8

Notes to Condensed Consolidated Financial Statements of Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. (unaudited)	9
ITEM 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3— Quantitative and Qualitative Disclosures About Market Risk	23

PART II—OTHER INFORMATION
ITEM 1— Legal Proceedings	24
ITEM 2— Changes in Securities and Use of Proceeds	24
ITEM 3— Defaults Upon Senior Securities	24
ITEM 4— Submission of Matters to a Vote of Security Holders	24
ITEM 5— Other Information	25
ITEM 6— Exhibits and Reports on Form 8-K	26
SIGNATURES
Signature— Trump Hotels & Casino Resorts, Inc.	27
Signature— Trump Hotels & Casino Resorts Holdings, L.P.	27
Signature— Trump Hotels & Casino Resorts Funding, Inc.	27

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	December 31, 2001	June 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,173	$119,967
Receivables, net	47,328	45,190
Inventories	11,658	11,529
Prepaid expenses and other current assets	9,120	16,550

Total Current Assets	187,279	193,236

INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	33,889	32,712
INVESTMENT IN TRUMP’S CASTLE PIK NOTES	105,940	114,692
PROPERTY AND EQUIPMENT, NET	1,797,487	1,784,849
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	21,129	18,060
OTHER ASSETS (Note 3)	73,727	74,762

Total Assets	$2,219,451	$2,218,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,218	$19,775
Accounts payable and accrued expenses	144,042	150,172
Due to affiliates, net	17	244
Accrued interest payable	38,580	30,012

Total Current Liabilities	202,857	200,203

LONG-TERM DEBT, net of current maturities	1,881,636	1,895,217
OTHER LONG-TERM LIABILITIES	33,191	28,145

Total Liabilities	2,117,684	2,123,565

MINORITY INTEREST	12,304	9,800
STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value, 75,000,000 shares authorized, 24,206,756 issued; 22,010,027 outstanding	242	242
Class B Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional Paid in Capital	455,645	455,645
Accumulated Deficit	(345,850)	(350,192)
Accumulated Other Comprehensive Loss	(374)	(549)
Less treasury stock at cost, 2,196,729 shares	(20,200)	(20,200)

Total Stockholders’ Equity	89,463	84,946

Total Liabilities and Stockholders’ Equity	$2,219,451	$2,218,311

The accompanying notes are an integral part of these condensed consolidated balance sheets

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
REVENUES:
Gaming	$309,168	$318,948	$602,146	$630,386
Rooms	20,871	20,931	38,937	39,766
Food and Beverage	32,404	32,198	63,388	62,532
Other	9,399	10,843	16,991	19,559

Gross Revenues	371,842	382,920	721,462	752,243
Less—Promotional allowances (Note 4)	70,489	69,523	138,615	137,671

Net Revenues	301,353	313,397	582,847	614,572

COSTS AND EXPENSES:
Gaming (Note 4)	155,198	150,495	307,451	299,043
Rooms	8,017	8,426	15,359	16,088
Food and Beverage	11,289	12,044	21,165	22,684
General and Administrative	66,020	65,514	131,797	130,107
Depreciation and Amortization	18,645	20,399	37,520	39,817
Debt Renegotiation Costs (Note 5)	—	949	—	3,064

	259,169	257,827	513,292	510,803

Income from operations	42,184	55,570	69,555	103,769

NON-OPERATING INCOME AND (EXPENSES):
Interest income	1,017	612	2,099	1,093
Interest expense	(54,934)	(55,239)	(109,287)	(110,454)
Other non-operating income (expense)	296	39	426	(54)

	(53,621)	(54,588)	(106,762)	(109,415)

Income (Loss) before equity in loss of Buffington Harbor, L.L.C., and minority interest	(11,437)	982	(37,207)	(5,646)
Equity in loss of Buffington Harbor, L.L.C.	(800)	(598)	(1,598)	(1,200)
Minority Interest	4,475	(140)	14,191	2,504

NET INCOME ( LOSS)	$(7,762)	$244	$(24,614)	$(4,342)

Basic and diluted earnings (loss) per share	$(0.35)	0.01	$(1.12)	$(0.20)

Weighted average number of shares outstanding—basic	22,010,027	22,010,027	22,010,027	22,010,027

Weighted average number of shares outstanding—diluted	22,010,027	22,061,762	22,010,027	22,010,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(unaudited)
(dollars in thousands)

	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2001	$242	$455,645	$(345,850)	$(374)	$(20,200)	$89,463
Net Loss			(4,342)			(4,342)
Change in value of interest rate swap				(175)		(175)

Total comprehensive loss						(4,517)

Balance, June 30, 2002	$242	$455,645	$(350,192)	$(549)	$(20,200)	$84,946

At December 31, 2001 and June 30, 2002, there were 22,010,027 shares of Common Stock outstanding and 1,000 shares of Class B Common Stock outstanding.

The accompanying notes are an integral part of this condensed consolidated financial statement.

TRUMP HOTELS & CASINO RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(unaudited)
(dollars in thousands)

	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(24,614)	$(4,342)
Adjustments to reconcile net loss to net cash flows from operating activities:
Issuance of debt in exchange for accrued interest	8,392	8,604
Non-cash increase in Trump’s Castle PIK Notes	(7,654)	(8,752)
Equity in loss of Buffington Harbor, L.L.C.	1,598	1,200
Depreciation and amortization	37,520	39,817
Minority interest in net loss	(14,191)	(2,504)
Accretion of discounts on mortgage notes	3,153	3,605
Amortization of deferred loan costs	2,944	3,227
Provision for losses on receivables	4,079	4,293
Valuation allowance of CRDA investments and amortization of Indiana gaming costs	3,585	2,774
Gain on disposition of property	(423)	—
Decrease (increase) in receivables	3,582	(2,155)
Decrease in inventories	474	129
Increase in other current assets	(5,163)	(6,495)
Increase in due to affiliates	1,623	227
(Increase) decrease in other assets	(668)	3,966
Increase in accounts payable and accrued expenses	13,171	5,518
Increase (decrease) in accrued interest payable	19	(8,568)
Decrease in other long-term liabilities	(115)	(4,769)

Net cash flows provided by operating activities	27,312	35,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(6,807)	(15,725)
Investment in Buffington Harbor, L.L.C.	(1,358)	(23)
Purchase of CRDA investments	(6,575)	(6,831)
Advances to 29 Palms Tribe	—	(2,908)

Net cash flows used in investing activities	(14,740)	(25,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional borrowings	27,500	2,898
Payment of long-term debt	(27,746)	(12,392)
Loan costs from additional borrowing	(1,835)	—

Net cash flows used in financing activities	(2,081)	(9,494)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,491	794
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,429	119,173

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,920	$119,967

CASH INTEREST PAID	$102,673	$112,649

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of property and equipment under capital lease obligations	$18,049	$10,248

Accumulated Other Comprehensive Loss	$—	$(175)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2001	June 30, 2002
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,169	$119,963
Receivables, net	47,328	45,190
Inventories	11,658	11,529
Prepaid expenses and other current assets	9,120	16,550

Total Current Assets	187,275	193,232
INVESTMENT IN BUFFINGTON HARBOR, L.L.C.	33,889	32,712
INVESTMENT IN TRUMP’S CASTLE PIK NOTES	105,940	114,692
PROPERTY AND EQUIPMENT, NET	1,797,487	1,784,849
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	21,129	18,060
OTHER ASSETS (Note 3)	73,727	74,762

Total Assets	$2,219,447	$2,218,307

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,218	$19,775
Accounts payable and accrued expenses	144,042	150,172
Due to affiliates, net	17	244
Accrued interest payable	38,580	30,012

Total Current Liabilities	202,857	200,203
LONG-TERM DEBT, net of current maturities	1,881,636	1,895,217
OTHER LONG-TERM LIABILITIES	33,191	28,145

Total Liabilities	2,117,684	2,123,565

PARTNERS’ CAPITAL:
Partners’ capital	652,503	652,503
Accumulated deficit	(530,166)	(537,012)
Accumulated other comprehensive loss	(374)	(549)
Less stock of THCR	(20,200)	(20,200)

Total Partners’ Capital	101,763	94,742

Total Liabilities and Partners’ Capital	$2,219,447	$2,218,307

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
REVENUES:
Gaming	$309,168	$318,948	$602,146	$630,386
Rooms	20,871	20,931	38,937	39,766
Food and Beverage	32,404	32,198	63,388	62,532
Other	9,399	10,843	16,991	19,559

Gross Revenues	371,842	382,920	721,462	752,243
Less—Promotional allowances (Note 4)	70,489	69,523	138,615	137,671

Net Revenues	301,353	313,397	582,847	614,572

COSTS AND EXPENSES:
Gaming (Note 4)	155,198	150,495	307,451	299,043
Rooms	8,017	8,426	15,359	16,088
Food and Beverage	11,289	12,044	21,165	22,684
General and Administrative	66,020	65,514	131,797	130,107
Depreciation and Amortization	18,645	20,399	37,520	39,817
Debt Renegotiation Costs (Note 5)	—	949	—	3,064

	259,169	257,827	513,292	510,803

Income from operations	42,184	55,570	69,555	103,769

NON-OPERATING INCOME AND (EXPENSES):
Interest income	1,017	612	2,099	1,093
Interest expense	(54,934)	(55,239)	(109,287)	(110,454)
Other non-operating income (expense)	296	39	426	(54)

	(53,621)	(54,588)	(106,762)	(109,415)

Income (Loss) before equity in loss of Buffington Harbor, L.L.C.	(11,437)	982	(37,207)	(5,646)
Equity in loss of Buffington Harbor, L.L.C.	(800)	(598)	(1,598)	(1,200)

NET INCOME ( LOSS)	$(12,237)	$384	$(38,805)	$(6,846)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(unaudited)
(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	THCR Common Stock	Total
Balance, December 31, 2001	$652,503	$(530,166)	$(374)	$(20,200)	$101,763
Net Loss		(6,846)			(6,846)
Change in value of interest rate swap			(175)		(175)

Total comprehensive loss					(7,021)

Balance, June 30, 2002	$652,503	$(537,012)	$(549)	$(20,200)	$94,742

The accompanying notes are an integral part of this condensed consolidated financial statement.

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(unaudited)
(dollars in thousands)

	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(38,805)	$(6,846)
Adjustments to reconcile net loss to net cash flows from operating activities:
Issuance of debt in exchange for accrued interest	8,392	8,604
Non-cash increase in Trump’s Castle PIK Notes	(7,654)	(8,752)
Equity in loss of Buffington Harbor, L.L.C.	1,598	1,200
Depreciation and amortization	37,520	39,817
Accretion of discounts on mortgage notes	3,153	3,605
Amortization of deferred loan costs	2,944	3,227
Provision for losses on receivables	4,079	4,293
Valuation allowance of CRDA investments and amortization of Indiana gaming costs	3,585	2,774
Gain on disposition of property	(423)	—
Decrease (increase) in receivables	3,582	(2,155)
Decrease in inventories	474	129
Increase in other current assets	(5,163)	(6,495)
Increase in due to affiliates	1,623	227
(Increase) decrease in other assets	(668)	3,966
Increase in accounts payable and accrued expenses	13,171	5,518
Increase (decrease) in accrued interest payable	19	(8,568)
Decrease in other long-term liabilities	(115)	(4,769)

Net cash flows provided by operating activities	27,312	35,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(6,807)	(15,725)
Investment in Buffington Harbor, L.L.C.	(1,358)	(23)
Purchase of CRDA investments	(6,575)	(6,831)
Advances to 29 Palms Tribe	—	(2,908)

Net cash flows used in investing activities	(14,740)	(25,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from additional borrowings	27,500	2,898
Payment of long-term debt	(27,746)	(12,392)
Loan costs from additional borrowing	(1,835)	—

Net cash flows used in financing activities	(2,081)	(9,494)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,491	794
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,425	119,169

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,916	$119,963

CASH INTEREST PAID	$102,673	$112,649

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of property and equipment under capital lease obligations	$18,049	$10,248

Accumulated Other Comprehensive Loss	$—	$(175)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP HOTELS & CASINO RESORTS, INC.
TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
AND
TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)    Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”), and Subsidiaries (as defined below). THCR Holdings is currently owned approximately 63.4% by THCR, as both a general and limited partner, and approximately 36.6% by Donald J. Trump (“Trump”), as a limited partner. Trump’s limited partnership interest in THCR Holdings represents his economic interests in the assets and operations of THCR Holdings. Such limited partnership interest is convertible at Trump’s option into 13,918,723 shares of THCR’s common stock, par value $.01 per share (the “THCR Common Stock”) (subject to certain adjustments), and if converted, would give Trump ownership of 44.5% of the THCR Common Stock (including his current personal share ownership) or 46.4% (assuming currently exercisable options held by Trump were exercised). Accordingly, the accompanying condensed consolidated financial statements include those of (i) THCR and its 63.4% owned subsidiary, THCR Holdings, and (ii) THCR Holdings and its wholly-owned subsidiaries.

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

The casino industry in Atlantic City and Indiana is seasonal in nature. Accordingly, results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for a full year.

THCR, THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation (“THCR Funding”), have no operations and their ability to service their debt is dependent on the successful operations of the following subsidiaries of THCR Holdings (the “Subsidiaries”): (i) Trump Atlantic City Associates, a New Jersey general partnership (“Trump AC”), which is comprised of Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”), and Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”); (ii) Trump Indiana, Inc., a Delaware corporation (“Trump Indiana”); and (iii) Trump’s Castle Associates, L.P., a New Jersey limited partnership (“Castle Associates”) d/b/a Trump Marina Hotel Casino (“Trump Marina”). THCR, through THCR Management Services, LLC, a wholly-owned, unrestricted subsidiary of THCR Holdings (“THCR Management”), also manages Trump 29 Casino located in the Palm Springs, California area pursuant to a five-year management agreement (the “Trump 29 Management Agreement”) with the Twenty-Nine Palms Band of Luiseno Mission Indians (the “29 Palms Tribe”). The Registrants’ ability to service their debt is also dependent upon the management fees generated pursuant to the Trump 29 Management Agreement. THCR, through THCR Holdings and its subsidiaries, is the exclusive vehicle through which Trump engages in new gaming activities in emerging and established gaming jurisdictions.

TRUMP HOTELS & CASINO RESORTS, INC.
TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
AND
TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Basic and Diluted Loss Per Share

Basic earnings (loss) per share is based on the weighted average number of shares of THCR Common Stock outstanding. Diluted earnings per share, with the exception of the three months ended June 30, 2002, are the same as basic earnings per share as common stock equivalents have not been included as they would be anti-dilutive. The shares of THCR’s Class B common stock, par value $.01 per share (the “THCR Class B Common Stock”), owned by Trump have no economic interest and therefore are not considered in the calculation of weighted average shares outstanding. A reconciliation of the number of shares used in the basic and diluted earnings (loss) per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Weighted average common shares outstanding—basic	22,010,027	22,010,027	22,010,027	22,010,027
Dilutive effect of stock options computed under treasury stock method	—	51,735	—	—

Weighted average common shares outstanding—diluted	22,010,027	22,061,762	22,010,027	22,010,027

Options to purchase 2,017,500 shares were excluded from the computation of diluted earnings per share for the quarter ended June 30, 2002 as the weighted exercise price of the option was greater than the average market price of THCR stock during the quarter.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

TRUMP HOTELS & CASINO RESORTS, INC.
TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
AND
TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

(2)    Financial Information

Financial information relating to THCR Funding is as follows:
	December 31, 2001	June 30, 2002
		(unaudited)
Total Assets (including THCR Holdings’ 15½% Senior Secured Notes due 2005 (“the Senior Notes”) receivable of $145,000,000 at December 31, 2001 and June 30, 2002) (a)	$154,252,000	$145,936,000

Total Liabilities and Capital (including $145,000,000 of Senior Notes due 2005)	$154,252,000	$145,936,000

	Six Months Ended June 30,
	2001	2002
Interest Income from THCR Holdings	$11,238,000	$11,238,000
Interest Expense	11,238,000	11,238,000

Net Income	$—	—

(a)	THCR Enterprises, LLC, a wholly-owned subsidiary of THCR Holdings, purchased $35,500,000 of these Senior Notes during 2000 having an aggregate principal amount of $35,500,000.

(3)    Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2001 and June 30, 2002, other assets include $8,014,000, which Plaza Associates believes will be recoverable on the settlement of the appeal.

During the six months ended June 30, 2002, Trump Indiana paid sales tax assessed by the State of Indiana relating to its vessel in the amount of $1,800,000. As this assessment is being appealed by Trump Indiana, it has been included in other assets. Trump Indiana believes that the $1,800,000 will be recoverable on settlement of the appeal.

(4)    Volume Based Cash Rebates

In January 2001, the Emerging Issues Task Force (EITF) reached a consensus on certain issues within Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future,” (EITF 00-22). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such additional rebates of $29,125,000 and $58,485,000 in the three and six months, respectively, ended June 30, 2001 have been reclassified as promotional allowances. THCR previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

TRUMP HOTELS & CASINO RESORTS, INC.
TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.
AND
TRUMP HOTELS & CASINO RESORTS FUNDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

(5)    Debt Renegotiation Costs

The Company previously announced its intention to refinance or modify the terms of THCR’s and its subsidiaries’ public debt issues having an outstanding aggregate principal amount of approximately $1,700,000,000 as of June 30, 2002. During the six months ended June 30, 2002, debt renegotiation costs of $3,064,000 were incurred: $1,570,000 by Trump AC on its $1,300,000,000 outstanding debt, $1,127,000 by Trump Marina, $284,000 by Trump Indiana, and $83,000 by THCR Holdings. Accordingly, the debt renegotiation costs have been expensed in the accompanying Statements of Operations. THCR and its subsidiaries will continue to seek to refinance certain debt when market conditions are favorable.

(6)    THCR Management Services

As previously reported, on April 15, 2002, THCR Management received approval from the National Gaming Commission of the Trump 29 Management Agreement with the 29 Palms Tribe. Under the Trump 29 Management Agreement, THCR Management manages the day-to-day operations of the Tribe’s recently renovated and expanded casino renamed Trump 29 Casino, which opened on April 2, 2002. An additional expansion adding dining, entertainment, and more gaming space is scheduled for completion in September of this year. During the three and six months ended June 30, 2002, THCR Management earned $1,114,000 in management fees (included in other revenues) and incurred $122,000 associated general and administrative costs and approximately $360,000 in pre-opening costs (included in general and administrative expenses) pursuant to the Trump 29 Management Agreement.

(7)    Subsequent Events

On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. As a result of the change in tax law, THCR has preliminarily estimated that it will record a charge to income tax expense of approximately $3,000,000 to $5,000,000 for the year ended December 31, 2002. This charge will be recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

On July 10, 2002, consistent with the Contribution Agreement, dated June 12, 1995, between Trump and THCR Holdings, Trump granted, at no cost, to THCR Holdings a one-year option (the “Option”) to purchase Trump’s 350,000 shares of common stock (the “RHC Shares”) of Riviera Holdings Corporation (“RHC”). RHC is the owner and operator of the Riviera Hotel & Casino located in Las Vegas, Nevada. The Option is exercisable at a purchase price equal to the greater of: (i) Trump’s cost of acquiring the RHC Shares ($2,275,000 plus incurred brokerage commissions) or (ii) the fair market value of the RHC Shares based upon the 20 trading day average closing price of the shares of common stock of RHC as reported on the American Stock Exchange preceding the exercise of the Option. On July 10, 2002, Trump and THCR jointly filed a Schedule 13D therein reflecting Trump’s purchase of the RHC Shares and THCR’s beneficial ownership of the RHC Shares by virtue of the Option.

On July 12, 2002, Trump’s Castle Associates redeemed Trump’s Castle Funding, Inc.’s $62,000,000 principal amount 10-1/4% Senior Secured Notes due 2003 (the “Castle Senior Notes”) and Trump’s Castle Hotel & Casino, Inc.’s $5,000,000 principal amount 10-1/4% Working Capital Loan due 2003 (the “Castle Working Capital Loan”). The Castle Senior Notes and Castle Working Capital Loan were redeemed with the net proceeds of a $70,000,000 term credit facility (the “Term Credit Facility”) entered into by Trump’s Castle Associates on June 12, 2002. The Term Credit Facility matures on November 1, 2003, bears interest at a floating rate based on the Eurodollar rate (LIBOR based) (7.375% as of July 12, 2002), and is secured by substantially all of the assets of Trump’s Castle Associates on a first priority basis.

On August 5, 2002, dockside gaming was implemented at Trump Indiana pursuant to recently enacted legislation. Dockside gaming eliminates the requirement to cruise, provides patrons continual access to the Trump Indiana vessel during gaming hours and increases the gaming day by one hour.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Hotels & Casino Resorts, Inc. (“THCR”) and its wholly owned subsidiary, Trump Hotels & Casino Resorts Holdings, L.P. (“THCR Holdings”) and its wholly-owned subsidiaries, unless otherwise noted. We, through one or more wholly-owned subsidiaries, own and operate four casinos. Three of the four casinos are located in Atlantic City, New Jersey: (i) the Trump Plaza Hotel and Casino (“Trump Plaza”), (ii) the Trump Taj Mahal Casino Resort (the “Taj Mahal”) and (iii) the Trump Marina Hotel Casino (“Trump Marina,” and together with the Trump Plaza and the Taj Mahal, “the Trump Atlantic City Properties”). The fourth is a riverboat casino docked in Buffington Harbor on Lake Michigan in Indiana (the “Indiana Riverboat,” and together with the Trump Atlantic City Properties, the “Trump Casino Properties”). We also manage, through THCR Management, Trump 29 Casino located in the Palm Springs, California area pursuant to the Trump 29 Management Agreement with the 29 Palms Tribe. Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

General

Our business is subject to a variety of risks and uncertainties, some of which are discussed below.

The Company Has Substantial Indebtedness.

The Company has substantial indebtedness. At June 30, 2002, the Company’s long-term debt was approximately $1.9 billion and its ratio of debt to capital was approximately 22.5 to 1. Interest expense as a percentage of net revenues was 18.8% and 18.0% for the six months ended June 30, 2001 and 2002, respectively.

The Company previously announced its intention to refinance or modify the terms of THCR’s and its subsidiaries’ public debt issues. On July 12, 2002, Trump’s Castle Associates refinanced the Castle Senior Notes and Castle Working Capital Loan with the net proceeds of the Term Credit Facility. The primary reason to refinance or modify THCR’s and its subsidiaries public debt issues is to extend their maturity date (especially of the debt maturing in 2003) and to reduce the high levels of interest expense associated with such indebtedness. Reducing interest expense could permit the Company to devote more resources to capital expenditures at the Trump Casino Properties. Capital expenditures, such as room refurbishments, and entity upgrades and new gaming equipment, are necessary to preserve the competitiveness of the Trump Casino Properties. The Atlantic City market is very competitive and is anticipated to become more competitive in the future, especially when the Borgata opens in the third quarter of 2003 (as discussed below). Management believes that the Company must provide for capital expenditures that it believes are necessary to compete effectively. Management believes, however, that, based upon its current cash flow forecasts for 2002, THCR and its subsidiaries will have sufficient cash flows to meet their respective debt service and operating expense requirements throughout 2002. See “Liquidity and Capital Resources” and “Item 5. Other Information.”

The ability of THCR Holdings and its subsidiaries to service the debt on which they are obligated depends primarily on the ability of the Trump Casino Properties to generate cash from operations and Trump 29 Casino to generate management fees sufficient for such purposes. The ability to pay the principal payments at maturity depends on the Company’s ability to refinance such indebtedness. The Trump Atlantic City Properties themselves have substantial indebtedness and debt service requirements. The future operating performance of the Trump Casino Properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Trump Casino Properties. There can be no assurance that the future operating performance of the Trump Casino Properties will be sufficient to generate the cash flows required to meet the debt service obligations of the Trump Casino Properties or THCR Holdings. The ability of the Trump Casino Properties and THCR Holdings to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry in general or to the Company in particular will be conducive to refinancing debt at any given time.

Trump’s Castle Associates has substantial indebtedness maturing in 2003. If it were unable to refinance its indebtedness for any reason, it would likely have a material adverse effect on our financial condition.

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

We Do Not Know How the Borgata, When Opened, Will Affect Us.

In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the Marina District of Atlantic City for the construction of the “Borgata,” a Tuscan-style casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed in the third quarter of 2003, and is estimated to cost approximately $1.0 billion. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City, especially to the Marina district which could benefit our Trump Marina property, it is also possible that the Borgata could have an adverse effect on the business and operations of the Trump Atlantic City Properties. This potential adverse effect could include a reduction in net revenues caused by a loss of gaming patrons. Also, substantial new expansion and development activity has recently been completed, is under construction or has been announced in Atlantic City, which further intensifies competitive pressure in the Atlantic City market and which could have an adverse effect on our patronage and revenues. See “Liquidity and Capital Resources.”

New York Has Enacted Gaming Legislation Which May Harm Our Trump Atlantic City Properties and Other States May Do So In The Future.

In October 2001, the New York State legislature passed extensive legislation that could adversely affect the Company. The legislation permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native Americans, which could open as early as mid-2005. In addition, slot machines would be allowed to be placed in Indian-owned casinos. Video lottery terminals would be installed in five horse racing tracks across the State of New York and, if local governments approve, at certain other tracks. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City cannot be predicted. The Company believes, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State’s constitution. The likely outcome of this lawsuit cannot be ascertained at this time.

We also believe that Ohio, Pennsylvania, Virginia and Delaware are among the other states currently contemplating some form of gaming legislation. Since our market is primarily a drive-to market, legalized gambling in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming industry overall, including THCR and the Trump Atlantic City Properties.

Our Business is Subject to a Variety of Other Risks and Uncertainties.

Our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital for refinancing debt or pursuing other alternatives, (ii) future acts of terrorism and their impact on capital markets, consumer behavior and operating expenses, including insurance costs, (iii) competition from existing and potential new competitors in Atlantic City and other nearby markets, which is likely to increase over the next five years, (iv) regulatory changes, (v) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (vi) adverse or unfavorable weather conditions. Good weather is particularly important to the relative performance of our Trump Atlantic City Properties in the winter months and our improved performance in the first quarter of 2002 is partially attributable to mild weather conditions in the Northeast during such period, as well as to expense reduction. There can be no assurance that winter conditions will be as benign in a given winter. In connection with recent insurance renewals, certain types and levels of insurance have not been available or are not available at a reasonable cost. The Company is, therefore, self-insured for certain risks.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

Recent Accounting Pronouncements

In January 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on certain issues within Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future” (“EITF 00-22”). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such additional rebates of $29,125,000 and $58,485,000 in the three and six months, respectively, ended June 30, 2001, have been re-classified as promotional allowances. THCR previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. As a result of the change in tax law, THCR has preliminarily estimated that it will record a charge to income tax expense of approximately $3,000,000 to $5,000,000 for the year ended December 31, 2002. This charge will be recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

Financial Condition—

Liquidity and Capital Resources

Cash flows from operating activities of the Company’s owned and managed casino properties are the Company’s primary source of liquidity and capital resources. To a lesser extent, the Company relies on capital leases for its capital resource needs. The Company’s ability to borrow funds for its liquidity and capital resources needs is severely restricted by covenants in the various indentures governing its public debt issues and by its already high levels of indebtedness. Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales. Although we expect the Company to have sufficient liquidity from the operating activities of the Trump Casino Properties to meet its short-term obligations, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity. See “General.”

The Trump Atlantic City Properties compete with other Atlantic City casino/hotels on the basis of the quality of their guests’ experience. We seek to provide high-quality service and amenities and a first class casino gaming experience. In a competitive marketplace like Atlantic City, the ability to offer a high-quality casino gaming experience is largely dependant upon the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and on extent and quality of the facilities and amenities.

Because the Company has substantial indebtedness and related interest expenses, its capital expenditures in recent years has been limited. Moreover, the Company has not been able to pursue various capital expansion plans, such as the addition of more hotel rooms. Capital expenditures for the Trump Casino Properties for the six months ended June 30, 2001 and 2002 are as follows:

TRUMP HOTELS AND CASINO RESORTS
CONSOLIDATING CAPITAL EXPENDITURES

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TRUMP AC	TRUMP MARINA	TRUMP INDIANA	THCR HOLDINGS	THCR CONSOL.
	(in thousands)
FOR THE SIX MONTHS ENDED JUNE 30, 2001
Purchase of Property & Equipment	$2,200	$1,523	$3,723	$2,063	$905	$116	$6,807
Capital Lease Additions (A)	6,128	6,416	12,544	4,173	1,332	—	18,049

Total Capital Expenditures	$8,328	$7,939	$16,267	$6,236	$2,237	$116	$24,856

FOR THE SIX MONTHS ENDED JUNE 30, 2002
Purchase of Property & Equipment	$5,045	$2,337	$7,382	$1,868	$6,431	$44	$15,725
Capital Lease Additions(A)	5,131	2,096	7,227	3,011	10	—	10,248

Total Capital Expenditures	$10,176	$4,433	$14,609	$4,879	$6,441	$44	$25,973

(A)	Capital lease additions for Trump Casino Properties were principally slot machines.

Results of Operations: Operating Revenues and Expenses

All business activities of THCR and THCR Holdings are conducted by Plaza Associates, Taj Associates, Castle Associates (d/b/a Trump Marina) and Trump Indiana.

Comparison of Three-Month Periods Ended June 30, 2001 and 2002.    The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

	Three Months Ended June 30, 2001
	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*
	(dollars in millions)
Revenues:
Gaming	$80.7	$132.5	$31.5	$64.4	$309.2
Other	18.3	27.0	2.3	15.2	62.7

Gross Revenues	99.0	159.5	33.8	79.6	371.9
Less: Promotional Allowances	20.7	29.1	2.9	17.8	70.5

Net Revenues	78.3	130.4	30.9	61.8	301.4

Costs and Expenses:
Gaming	44.0	62.7	17.0	31.6	155.2
Other	4.9	9.2	1.6	3.5	19.4
General & Administrative	17.1	24.7	6.9	16.5	66.0
Depreciation & Amortization	4.2	8.3	1.9	4.2	18.6

Total Costs and Expenses	70.2	104.9	27.4	55.8	259.2

Income from Operations	8.1	25.5	3.5	6.0	42.2

Non-operating Income	0.4	0.3	0.2	0.2	1.3
Interest Expense	(12.2)	(23.3)	(1.3)	(14.8)	(55.0)

Total Non-operating Expense, Net	(11.8)	(23.0)	(1.1)	(14.6)	(53.7)

Loss in Joint Venture	—	—	(0.8)	—	(0.8)

Income (Loss) before Minority Interest	$(3.7)	$2.5	$1.6	$(8.6)	$(12.3)

Minority Interest					4.5

Net Loss					(7.8)

*	Intercompany eliminations and expenses of THCR, THCR Holdings and Trump AC are not separately shown.

	Three Months Ended June 30, 2002
	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*
	(dollars in millions)
Revenues:
Gaming	$84.4	$132.5	$31.9	$70.3	$318.9
Other	17.7	27.5	2.0	15.5	64.0

Gross Revenues	102.1	160.0	33.9	85.8	382.9
Less: Promotional Allowances	19.9	29.2	3.7	16.7	69.5

Net Revenues	82.2	130.8	30.2	69.1	313.4

Costs and Expenses:
Gaming	42.3	59.3	16.3	32.5	150.5
Other	5.5	9.5	1.5	4.0	20.4
General & Administrative	15.5	26.2	6.3	16.6	65.5
Depreciation & Amortization	4.2	9.5	1.4	5.3	20.4
Debt Renegotiation Costs	—	—	0.3	0.7	1.0

Total Costs and Expenses	67.5	104.5	25.8	59.1	257.8

Income from Operations	14.7	26.3	4.4	10.0	55.6

Non-operating Income	0.1	0.1	0.1	0.1	0.6
Interest Expense	(13.1)	(24.1)	(1.1)	(15.8)	(55.2)

Total Non-operating Expense, Net	(13.0)	(24.0)	(1.0)	(15.7)	(54.6)

Loss in Joint Venture	—	—	(0.6)	—	(0.6)

Income(Loss) before Minority Interest	$1.7	$2.3	$2.8	$(5.7)	$0.4

Minority Interest					(0.2)

Net Income					$0.2

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC and THCR Management are not separately shown.

	Three Months Ended June 30, 2001
	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated
	(dollars in millions)
Table Game Revenues	$22.2	$42.7	$6.3	$14.1	$85.3
Table Game Drop	$141.3	$245.3	$37.4	$93.0	$517.0
Table Win Percentage	15.7%	17.4%	16.9%	15.2%	16.5%
Number of Table Games	99	143	52	79	373
Slot Revenues	$58.5	$84.3	$25.2	$50.1	$218.2
Slot Handle	$768.8	$1,100.9	$341.6	$642.6	$2,853.9
Slot Win Percentage	7.6%	7.7%	7.4%	7.8%	7.6%
Number of Slot Machines	2,839	4,597	1,281	2,524	11,241
Other Gaming Revenues	$—	$5.5	$—	$0.2	$5.7
Total Gaming Revenues	$80.7	$132.5	$31.5	$64.4	$309.2

	Three Months Ended June 30, 2002
	Plaza Associates			Taj Associates		Trump Indiana			Trump Marina		THCR Consolidated
	(dollars in millions)
Table Game Revenues		$24.3		$35.2			$5.6		$17.2		$82.2
Incr (Decr) over prior period		$2.1		$(7.5)			$(0.7)		$3.1		$(3.1)
Table Game Drop		$146.9		$217.8			$32.5		$93.0		$490.2
Incr (Decr) over prior period		$5.6		$(27.5)			$(4.9)		$—		$(26.8)
Table Win Percentage		16.6%		16.1%			17.0%		18.5%		16.8%
Incr (Decr) over prior period		0.9	pts	(1.3	)pts		0.1	pts	3.3	pts	0.3	pts
Number of Table Games		88		139			47		79		353
Incr (Decr) over prior period		(11)		(4)			(5)		—		(20)
Slot Revenues		$60.1		$91.9			$26.3		$52.9		$231.1
Incr (Decr) over prior period		$1.6		$7.6			$1.1		$2.8		$12.9
Slot Handle		$738.2		$1,156.7			$350.6		$674.8		$2,920.3
Incr (Decr) over prior period		$(30.6)		$55.8			$9.0		$32.2		$66.4
Slot Win Percentage		8.1%		7.9%			7.5%		7.8%		7.9%
Incr (Decr) over prior period		0.5	pts	0.2	pts		0.1	pts	—	pts	0.3	pts
Number of Slot Machines		2,908		4,847			1,558		2,528		11,841
Incr (Decr) over prior period		69		250			277		4		600
Other Gaming Revenues	$	N/A		$5.4		$	N/A		$0.2		$5.6
Incr (Decr) over prior period	$	N/A		$(0.1)		$	N/A		$—		$(0.1)
Total Gaming Revenues		$84.4		$132.5			$31.9		$70.3		$318.9
Incr (Decr) over prior period		$3.7		$—			$0.4		$5.9		$9.7

Gaming revenues are the primary source of THCR’s revenues. Table game revenues represent the amount retained by THCR from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” The Atlantic City industry table game win percentages were 15.4% and 15.8% for the three months ended June 30, 2001 and 2002, respectively. THCR’s table game win percentage was 16.5% and 16.8% for the three months ended June 30, 2001 and 2002, respectively.

Table game revenues decreased $3.1 million, or 3.6%, to $82.2 million for the three months ended June 30, 2002 from $85.3 million in the comparable period in 2001. The $7.5 million decrease in table game revenue at the Taj Mahal was primarily due to a $27.5 million decrease in table game drop combined with a 1.3 point decrease in table win percentage. Trump Plaza’s table game drop increase of $5.6 million combined with a 0.9 point increase in table win percentage resulted in a $2.1 million increase in table game revenue. Trump Marina’s $3.1 million increase in table game revenue is due to a 3.3 point increase in table win percentage. Trump Indiana’s $0.7 million decrease in table games revenue was primarily due to a $4.9 million decrease in table game drop, which was negatively affected by increasing competition in the Indiana and Illinois market for table game play and the general decrease in table game play experienced throughout the casino industry. The decrease in table game drop was partially offset by a 0.1 point increase in table win percentage.

Slot revenues increased $12.9 million, or 5.9%, to $231.1 million for the three months ended June 30, 2002 from $218.2 million in the comparable period in 2001. Increases in slot handle of $55.8 million at the Taj Mahal and $32.2 million at Trump Marina primarily contributed to their respective increases in slot revenues. Trump Plaza’s slot revenues increased $1.6 million due to a 0.5 point increase in slot win percentage which offset a $30.6 million decrease in slot handle. Trump Indiana’s slot revenues increased $1.1 million primarily due to a $9.0 million increase in slot handle combined with a 0.1 point increase in slot win percentage. Overall, slot revenues increased primarily as a result of improved slot product on the casino floor, management’s continued focus on marketing initiatives and customer service, all of which contributed to an increase in slot handle.

Other revenues for the three months ended June 30, 2002 includes a $1.1 million management fee from the Trump 29 Casino located in Coachella, California, for which there was no comparative revenue in 2001.

Gaming costs and expenses were $150.5 million for the three months ended June 30, 2002, a decrease of $4.7 million, or 3.0%, from $155.2 million for the three months ended June 30, 2001. Gaming costs at the Taj Mahal decreased $3.4 million, or 5.4%, from the comparable period in 2001 and Trump Plaza’s gaming costs decreased $1.7 million, or 3.9%, from the comparable period in 2001 primarily due to decreased payroll expense and more efficient marketing programs. Trump Marina’s gaming costs increased $0.9 million primarily due to increased spending on marketing programs, which was incurred to stimulate gaming revenues. Trump Indiana’s gaming costs decreased $0.7 million, or 4.1%, from the comparable period in 2001.

General and administrative expenses were $65.5 million for the three months ended June 30, 2002, a $0.5 million, or 0.8%, decrease from $66.0 million in the comparable period in 2001. General and administrative expenses include expenses incurred by THCR Management of $0.5 million, including pre-opening costs of Trump 29 Casino of $0.4 million.

THCR previously announced its intention to refinance or modify the terms of its public debt which was approximately $1.7 billion aggregate principal amount as of June 30, 2002. During the three months ended June 30, 2002, debt renegotiation costs of $1.0 million were incurred: $0.7 million by Trump Marina and $0.3 million by Trump Indiana. Accordingly, the debt renegotiation costs have been expensed in the accompanying Statements of Operations. THCR and its subsidiaries will continue to seek to refinance certain debt when market conditions are favorable. See “General-The Company Has Substantial Indebtedness” and “Item 5. Other Information.”

Comparison of Six-Month Periods Ended June 30, 2001 and 2002.    The following tables include selected data of Plaza Associates, Taj Associates, Trump Indiana and Trump Marina.

	Six Months Ended June 30, 2001
	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*
	(dollars in millions)
Revenues:
Gaming	$161.1	$251.9	$62.6	$126.5	$602.1
Other	35.7	51.3	4.6	27.8	119.4

Gross Revenues	196.8	303.2	67.2	154.3	721.5
Less: Promotional Allowances	42.3	56.1	6.1	34.2	138.6

Net Revenues	154.5	247.1	61.1	120.1	582.9

Costs and Expenses:
Gaming	87.7	124.2	32.8	62.7	307.5
Other	9.4	17.7	3.3	6.1	36.5
General & Administrative	33.7	49.2	14.6	33.0	131.8
Depreciation & Amortization	8.3	16.9	3.8	8.5	37.5

Total Costs and Expenses	139.1	208.0	54.5	110.3	513.3

Income from Operations	15.4	39.1	6.6	9.8	69.6

Non-operating Income	0.5	0.5	0.4	0.4	2.5
Interest Expense	(24.0)	(46.5)	(2.5)	(29.4)	(109.3)

Total Non-operating Expense, Net	(23.5)	(46.0)	(2.1)	(29.0)	(106.8)

Loss in Joint Venture	—	—	(1.6)	—	(1.6)

Income (Loss) before Minority Interest	$(8.1)	$(6.9)	$2.9	$(19.2)	$(38.8)

Minority Interest					14.2

Net Loss					$(24.6)

*Intercompany eliminations and expenses of THCR, THCR Holdings and Trump AC are not separately shown.

	Six Months Ended June 30, 2002
	Plaza Associates	Taj Associates	Trump Indiana	Trump Marina	THCR Consolidated*
	(dollars in millions)
Revenues:
Gaming	$165.9	$262.4	$64.6	$137.6	$630.4
Other	34.4	53.9	4.1	28.3	121.9

Gross Revenues	200.3	316.3	68.7	165.9	752.3
Less: Promotional Allowances	39.8	58.2	6.7	33.0	137.7

Net Revenues	160.5	258.1	62.0	132.9	614.6

Costs and Expenses:
Gaming	82.7	119.9	32.9	63.5	299.0
Other	10.7	18.0	3.1	7.0	38.8
General & Administrative	31.2	51.4	13.1	32.6	130.1
Depreciation & Amortization	8.5	18.3	2.8	10.2	39.8
Debt Renegotiation Costs	—	—	0.3	1.1	3.1

Total Costs and Expenses	133.1	207.6	52.2	114.4	510.8

Income from Operations	27.4	50.5	9.8	18.5	103.8

Non-operating Income	0.2	0.2	0.2	0.2	1.1
Interest Expense	(25.0)	(47.4)	(2.2)	(31.5)	(110.5)

Total Non-operating Expense, Net	(24.8)	(47.2)	(2.0)	(31.3)	(109.4)

Loss in Joint Venture	—	—	(1.2)	—	(1.2)

Income(Loss) before Minority Interest	$2.6	$3.3	$6.6	$(12.8)	$(6.8)

Minority Interest					2.5

Net Loss					$(4.3)

*	Intercompany eliminations, revenues and expenses of THCR, THCR Holdings, Trump AC and THCR Management are not separately shown.

	Six Months Ended June 30, 2001
	Plaza Associates		Taj Associates	Trump Indiana		Trump Marina	THCR Consolidated
	(dollars in millions)
Table Game Revenues		$48.4	$77.5		$12.8	$29.1	$167.8
Table Game Drop		$282.2	$485.2		$75.1	$184.7	$1,027.2
Table Win Percentage		17.1%	16.0%		17.1%	15.8%	16.3%
Number of Table Games		99	143		52	78	372
Slot Revenues		$112.7	$163.4		$49.8	$97.1	$423.0
Slot Handle		$1,475.9	$2,138.1		$692.7	$1,255.5	$5,562.2
Slot Win Percentage		7.6%	7.6%		7.2%	7.7%	7.6%
Number of Slot Machines		2,842	4,631		1,273	2,527	11,273
Other Gaming Revenues	$	N/A	$11.0	$	N/A	$0.3	$11.3
Total Gaming Revenues		$161.1	$251.9		$62.6	$126.5	$602.1

	Six Months Ended June 30, 2002
	Plaza Associates			Taj Associates		Trump Indiana			Trump Marina		THCR Consolidated
	(dollars in millions)
Table Game Revenues		$50.0		$74.5			$11.9		$33.2		$169.5
Incr (Decr) over prior period		$1.6		$(3.0)			$(0.9)		$4.1		$1.7
Table Game Drop		$290.0		$443.5			$67.2		$178.4		$979.1
Incr (Decr) over prior period		$7.8		$(41.7)			$(7.9)		$(6.3)		$(48.1)
Table Win Percentage		17.2%		16.8%			17.6%		18.6%		17.3%
Incr (Decr) over prior period		0.1	pts	0.8	pts		0.5	pts	2.8	pts	1.0	pts
Number of Table Games		88		139			48		79		354
Incr (Decr) over prior period		(11)		(4)			(4)		1		(18)
Slot Revenues		$115.9		$176.9			$52.7		$104.1		$449.6
Incr (Decr) over prior period		$3.2		$13.5			$2.9		$7.0		$26.6
Slot Handle		$1,441.2		$2,257.4			$697.8		$1,323.8		$5,720.2
Incr (Decr) over prior period		$(34.7)		$119.3			$5.1		$68.3		$158.0
Slot Win Percentage		8.0%		7.8%			7.6%		7.9%		7.9%
Incr (Decr) over prior period		0.4	pts	0.2	pts		0.4pts		0.2	pts	0.3	pts
Number of Slot Machines		2,877		4,852			1,509		2,526		11,764
Incr (Decr) over prior period		35		221			236		(1)		491
Other Gaming Revenues	$	N/A		$11.0		$	N/A		$0.3		$11.3
Incr (Decr) over prior period	$	N/A		$—		$	N/A		$—		$—
Total Gaming Revenues		$165.9		$262.4			$64.6		$137.6		$630.4
Incr (Decr) over prior period		$4.8		$10.5			$2.0		$11.1		$28.3

The Atlantic City industry table game win percentages were 15.3% and 16.0% for the six months ended June 30, 2001 and 2002, respectively. THCR’s table game win percentage was 16.3% and 17.3% for the six months ended June 30, 2001 and 2002, respectively.

Table game revenues increased $1.7 million, or 1.0%, to $169.5 million for the six months ended June 30, 2002 from $167.8 million in the comparable period in 2001. The $3.0 million decrease in table game revenues at the Taj Mahal was primarily due to a $41.7 million decrease in table game drop which was partially offset by a 0.8 point increase in table win percentage. Trump Plaza’s table game drop increase of $7.8 million primarily contributed to the $1.6 million increase in table game revenues. Trump Marina’s $4.1 million increase in table game revenues is primarily due to a 2.8 point increase in table win percentage which offset the $6.3 million decrease in table game drop. Trump Indiana’s $0.9 million decrease in table game revenues was primarily due to a $7.9 million decrease in table game drop, which was negatively affected by increasing competition in the Indiana and Illinois market for table game play and the general decrease in table game play experienced throughout the casino industry. The decrease in table game drop was partially offset by a 0.5 point increase in table win percentage.

Slot revenues increased $26.6 million, or 6.3%, to $449.6 million for the six months ended June 30, 2002 from $423.0 million in the comparable period in 2001. Increases in slot handle of $119.3 million at the Taj Mahal and $68.3 million at Trump Marina primarily contributed to their respective increases in slot revenues. Trump Plaza’s slot revenues increased $3.2 million due to a 0.4 point increase in slot win percentage which offset a $34.7 million decrease in slot handle. Trump Indiana’s slot revenues increased $5.1 million due to a 0.4 point increase in slot win percentage combined with a $2.9 million increase in slot handle. Overall, slot revenues increased primarily as a result of improved slot product on the casino floor, management’s continued focus on marketing initiatives and customer service, and favorable weather conditions in the first three months of 2002.

Other revenues for the six months ended June 30, 2002 includes a $1.1 million management fee from the Trump 29 Casino located in Coachella, California, for which there was no comparative revenue in 2001.

Gaming costs and expenses were $299.0 million for the six months ended June 30, 2002, a decrease of $8.5 million, or 2.8%, from $307.5 million for the six months ended June 30, 2001. Gaming costs at the Taj Mahal decreased $4.3 million, or 3.5%, from the comparable period in 2001 and Trump Plaza’s gaming costs decreased $5.0 million, or 5.7%, from the comparable period in 2001 primarily due to decreased payroll expense and more efficient marketing programs. Trump Marina’s gaming costs increased $0.8 million primarily due to increased spending on marketing programs, which was incurred to stimulate gaming revenues. Trump Indiana’s gaming costs increased $0.1 million from the comparable period in 2001.

General and administrative expenses were $130.1 million for the six months ended June 30, 2002, a $1.7 million, or 1.3%, decrease from $131.8 million in the comparable period in 2001. General and administrative expenses include expenses incurred by THCR Management of $0.5 million, including pre-opening costs of $0.4 million.

THCR previously announced its intention to refinance or modify the terms of its public debt which was approximately $1.7 billion aggregate principal amount as of June 30, 2002. During the six months ended June 30, 2002, debt renegotiation costs of $3.1 million were incurred: $1.6 million by Trump AC on its $1.3 billion outstanding debt, $1.1 million by Trump Marina, $0.3 million by Trump Indiana and $0.1 million by THCR Holdings. Accordingly, the debt renegotiation costs have been expensed in the accompanying Statements of Operations. THCR and its subsidiaries will continue to seek to refinance certain debt when market conditions are favorable. See “General. The Company Has Substantial Indebtedness” and “Item 5. Other Information.”

During the six months ended June 30, 2002, Trump Indiana paid sales tax assessed by the State of Indiana relating to its vessel in the amount of $1.8 million. As this assessment is being appealed by Trump Indiana, it has been included in other assets. Trump Indiana believes that the $1.8 million will be recoverable on settlement of the appeal.

Seasonality

The casino industry in Atlantic City and Indiana is seasonal in nature with the peak season occurring in the second and third quarters. Accordingly, the results of operations for the period ending June 30, 2002 are not necessarily indicative of the operating results for a full year.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

General.    THCR and certain of its employees have been involved in various legal proceedings. Such persons are vigorously defending the allegations against them. In general, THCR has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

Various other legal proceedings are now pending against THCR. Except as set forth herein and in THCR’s Annual Report on Form 10-K for the year ended December 31, 2001, THCR considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. THCR believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of THCR.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2002 Annual Meeting of stockholders held on June 12, 2002 at the Taj Mahal, the stockholders of THCR of record as of April 17, 2002 voted in person or by proxy to elect the following five Directors of THCR. The number of votes cast for each of the director-nominees were as follows:

	Common Stock
	For	Withheld	Abstentions	Broker Nonvotes
Donald J. Trump	33,541,032	725,204	Not Applicable	None
Wallace B. Askins	33,619,726	646,510	Not Applicable	None
Don M. Thomas	33,565,096	701,140	Not Applicable	None
Peter M. Ryan	33,683,069	583,167	Not Applicable	None
Robert J. McGuire	33,683,671	582,565	Not Applicable	None

All 1,000 shares of Class B Common Stock, having the voting equivalency of 13,918,723 shares of THCR Common Stock, were voted for the election of each of the above-named director-nominees, and are included in the above table.

ITEM 5—OTHER INFORMATION

Subsequent Events.

On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. As a result of the change in tax law, THCR has preliminarily estimated that it will record a charge to income tax expense of approximately $3 million to $5 million for the year ended December 31, 2002. This charge will be recorded beginning in the period in which the tax law (third quarter) was passed pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

On July 10, 2002, consistent with the Contribution Agreement, dated June 12, 1995, between Trump and THCR Holdings, Trump granted, at no cost, to THCR Holdings the Option to purchase Trump’s RHC Shares. RHC is the owner and operator of the Riviera Hotel & Casino located in Las Vegas, Nevada. The Option is exercisable at a purchase price equal to the greater of: (i) Trump’s cost of acquiring the RHC Shares ($2,275,000 plus incurred brokerage commissions) or (ii) the fair market value of the RHC Shares based upon the 20 trading day average closing price of the shares of common stock of RHC as reported on the American Stock Exchange preceding the exercise of the Option. On July 10, 2002, Trump and THCR jointly filed a Schedule 13D therein reflecting Trump’s purchase of the RHC Shares and THCR’s beneficial ownership of the RHC Shares by virtue of the Option.

On July 12, 2002, Trump’s Castle Associates redeemed the Castle Senior Notes and the Castle Working Capital Loan with the net proceeds of the Term Credit Facility entered into by Trump’s Castle Associates on June 12, 2002. The Term Credit Facility matures on November 1, 2003, bears interest at a floating rate based on the Eurodollar rate (LIBOR based) (7.375% as of July 12, 2002), and is secured by substantially all of the assets of Trump’s Castle Associates on a first priority basis.

On August 5, 2002, dockside gaming was implemented at Trump Indiana pursuant to recently enacted legislation. Dockside gaming eliminates the requirement to cruise, provides patrons continual access to the Trump Indiana vessel during gaming hours and increases the gaming day by one hour.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits:

10.85	Credit Agreement, dated as of June 12, 2002, among Trump’s Castle Associates, L.P. and the lending institutions listed therein and Deutsche Bank Trust Company Americas, as Administrative Agent.

10.86
Intercreditor Agreement, dated as of June 12, 2002, among Deutsche Bank Trust Company Americas and U.S. Bank National Association, and consented to by Trump’s Castle Associates, L.P. and Trump’s Castle Funding, Inc.

10.87	Indenture of Mortgage and Security Agreement, dated as of June 12, 2002, between Trump’s Castle Associates, L.P. and Deutsche Bank Trust Company Americas.

10.88	Assignment of Leases and Rents and Assignment of Operating Assets, dated as of June 12, 2002, between Trump’s Castle Associates, L.P. and Deutsche Bank Trust Company Americas.

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Current Reports on Form 8-K:

On April 25, 2002, the Registrants filed a Current Report on Form 8-K with the SEC therein announcing that Trump Casino Holdings, LLC and Trump Casino Funding, Inc. would offer for private placement to qualified institutional buyers, $470 million aggregate principal amount of a new issue of first mortgage notes due 2010.

On May 20, 2002, the Registrants filed a Current Report on Form 8-K with the SEC therein announcing that THCR had decided not to do the above-referenced private placement. The interest rates were unacceptable to the Company.

On June 4, 2002, the Registrants filed a Current Report on Form 8-K with the SEC therein announcing that THCR and its subsidiaries dismissed Arthur Andersen LLP, (“Andersen”) as their independent public accountants on June 3, 2002. THCR’s Audit Committee and Board of Directors participated in and approved of the decision to dismiss Andersen. Also, in the same Form 8-K, the Registrants announced that the firm of Ernst & Young LLP had been engaged to replace Andersen as the independent accountants of THCR and its subsidiaries.

On June 13, 2002, the Registrants filed a Current Report on Form 8-K with the SEC therein announcing that Trump’s Castle Associates entered into the Term Credit Facility. The net proceeds of the Term Credit Facility were used to redeem Castle Senior Notes and retire the Castle Working Capital Loan on July 12, 2002. See “Item 5. Other Information.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP HOTELS & CASINO RESORTS, INC. (Registrant)

Date: August 14, 2002	By:	/S/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P. (Registrant) By: TRUMP HOTELS & CASINO RESORTS, INC., its general partner

Date: August 14, 2002	By:	/S/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

TRUMP HOTELS & CASINO RESORTS FUNDING, INC. (Registrant)

Date: August 14, 2002	By:	/S/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)