Form 10-K
period 2007-12-31
TRUMP ENTERTAINMENT RESORTS HOLDINGS LP; TRUMP ENTERTAINMENT RESORTS, INC.; TRUMP ENTERTAINMENT RESORTS FUNDING INC
filed 2008-03-17
CIK 943322, 943320, 943323

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

(Exact name of registrants as specified in their charters)

Delaware	1-13794	13-3818402
Delaware	33-90786	13-3818407
Delaware	33-90786-01	13-3818405
(State or other jurisdiction of incorporation or organization)	(Commission File Numbers)	(I.R.S. Employer Identification No.)

15 South Pennsylvania Avenue

Atlantic City, New Jersey 08401

(609) 449-5866

(Address, including zip code, and telephone number, including area code, of principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Trump Entertainment Resorts, Inc.	Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Trump Entertainment Resorts Holdings, L.P.	None	None
Trump Entertainment Resorts Funding, Inc.	None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Trump Entertainment Resorts, Inc.
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Trump Entertainment Resorts Holdings, L.P.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
Trump Entertainment Resorts Funding, Inc.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity of Trump Entertainment Resorts, Inc. held by non-affiliates as of June 30, 2007 was approximately $369,533,412, based upon the closing price of $12.58 for the common stock on the Nasdaq Global Market on that date. The aggregate market value of the voting and non-voting common equity of Trump Entertainment Resorts Funding, Inc. held by non-affiliates as of June 30, 2007 was $0. The common stock of Trump Entertainment Resorts, Inc. has been trading on the Nasdaq Global Market (formerly, the Nasdaq National Market System) since September 20, 2005 under the ticker symbol “TRMP.”

As of March 14, 2008, there were 31,680,876 shares of common stock and 900 shares of class B common stock (having a voting equivalency of 9,377,484 shares of common stock) of Trump Entertainment Resorts, Inc. outstanding. As of March 14, 2008, there were 100 shares of common stock of Trump Entertainment Resorts Funding, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of Trump Entertainment Resorts, Inc.’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2008 annual meeting of stockholders of Trump Entertainment Resorts, Inc. are incorporated by reference into Part III of this Report.

i

PART I

Item 1.	Business

In this Report, “TER” means Trump Entertainment Resorts, Inc., a Delaware corporation. The words the “Company,” “we,” “us,” “our” and similar terms collectively refer to TER and its subsidiaries and affiliates, including, but not limited to, Trump Entertainment Resorts Holdings, L.P., a Delaware limited partnership of which TER is the sole general partner and an indirect limited partner (“TER Holdings”), and Trump Entertainment Resorts Funding, Inc., a Delaware corporation wholly-owned by TER Holdings (“TER Funding”).

We are the successors to Trump Hotels & Casino Resorts, Inc., a Delaware corporation formed in 1995 (“THCR”), and its subsidiaries.

The Company

General. We own and operate three casino hotel properties in Atlantic City, New Jersey: Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”), and Trump Marina Hotel Casino (“Trump Marina”). Our company is the sole vehicle through which Donald J. Trump, the Chairman of our board of directors (the “Board”) and our largest individual stockholder, conducts gaming activities and strives to provide customers with outstanding casino resort and entertainment experiences consistent with the Donald J. Trump standard of excellence. Our company is separate and distinct from Mr. Trump’s real estate and other holdings.

The following is a summary of our casino properties at December 31, 2007:

Casino Property	2007 Net Revenues (000s)	Number of Rooms/ Suites	Approximate Number of Gaming Tables	Approximate Number of Slot Machines
Trump Taj Mahal	$489,513	1,250	175	3,515
Trump Plaza	267,718	900	80	2,140
Trump Marina	231,004	728	70	1,950

Total	$988,235	2,878	325	7,605

Emergence from Bankruptcy. On May 20, 2005 (the “Effective Date”), we emerged from reorganization proceedings voluntarily commenced by THCR and certain of its subsidiaries (the “Debtors”) on November 21, 2004 under chapter 11 of the United States Bankruptcy Code. On the Effective Date, all material conditions to our plan of reorganization (the “Plan”) were satisfied, and we recapitalized and renamed our company, “Trump Entertainment Resorts, Inc.,” merged and/or dissolved certain of THCR’s subsidiaries, consolidated our indebtedness and substantially reduced our debt service requirements. For a more comprehensive overview of the reorganization, see “Emergence from Bankruptcy” below.

Sale of Trump Indiana. In December 2005, we sold one of our subsidiaries, Trump Indiana, Inc., through which we owned and operated Trump Casino Hotel, a riverboat casino and hotel at Buffington Harbor, in Gary, Indiana (“Trump Indiana”) for a gross purchase price of $253 million, subject to certain adjustments. The sale resulted in approximately $228 million in net proceeds to us after accounting for certain taxes, fees and other closing costs and expenses incurred in conjunction with the sale. The sale also included our 50% interest in all common land-based and waterside operations in support of Trump Indiana, including our interests in a parking garage at the site.

Our consolidated financial statements included in this Report reflect Trump Indiana as a discontinued operation for all periods presented.

Investor Information

We are a public company and are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

Our website address is http://www.trumpcasinos.com. We make available, without charge, through our website, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. References in this document to our website are not and should not be considered part of this Report, and the information on our website is not incorporated by reference in this Report.

Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Principal Officers and Directors, and the charters of our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Executive Committee, are available free of charge on our website under the “Corporate Governance” section in the “Investor Relations” section.

The certifications of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 about the disclosures contained in this Report are attached hereto and available on our website.

Business and Marketing Strategy

Atlantic City is currently undergoing an evolution from a primarily day-trip market to a resort destination, primarily as a result of the recent expansion of competition in the regional gaming marketplace.

Two years ago, as we anticipated this shift in our market, we set forth on a strategic plan and have since focused on several key areas of our business to establish ourselves as a marketplace leader in the Atlantic City of the future.

We have targeted several initiatives that we believe will enhance our ongoing efforts to retain existing customers, increase trip frequency and acquire new customers. They are:

•

Facility innovation: our substantial efforts to expand and renovate our existing facilities include the construction of a new $255 million hotel tower at the Taj Mahal to expand our hotel capacity, as well as approximately $190 million of retheming capital that has been deployed to renovate all of our hotel rooms and suites, to update our casino floors and add new restaurants and retail outlets to attract and retain customers. The renovation program to enhance our existing facilities is substantially complete, and construction of our new hotel tower at the Taj Mahal is expected to be complete in late 2008. For more information on facility enhancements, see “Casino Properties.”

•

Revenue and yield management: we have placed significant emphasis on increasing cash revenue at our properties and managing our mix of cash and complimentary customers to yield the most profit from our overnight guests. Our efforts have focused on increasing hotel occupancy and revenue per available room, launching a new interactive marketing campaign and websites to appeal to the growing number of customers utilizing the internet to plan and reserve travel arrangements.

•

Cost containment: as our company continues to evolve, we have taken aggressive steps to streamline our operational expenses while building a corporate structure that reflects the size and structure of our business. These initiatives have resulted in significant cost savings at the property and corporate levels.

•

Marketing: our overall marketing plan to unite our properties in order to be able to attract and retain customers based on increased offerings in our loyalty rewards program and available amenities included the successful launch of our cornerstone marketing program, TrumpONE. TrumpONE allows guests to earn and redeem complimentaries at each of our properties and, therefore, has substantially increased the range of options available to guests while also consolidating our databases for more effective consumer marketing efforts. We have completed the consolidation of our direct marketing, advertising and public relations functions in order to more effectively market our properties as a unified enterprise. Additionally, we have launched a new company-wide branding campaign and refined our advertising strategy to more directly reach target customers in significant feeder media markets.

•

Customer service: as a result of our belief that providing a memorable, positive experience for our customers is a fundamental necessity of our business, in 2006 we launched several customer service and satisfaction programs designed to train and measure employees on simple service behaviors that can create a superior hospitality experience. In 2007, our ongoing customer service assessment scores rose over 2006 levels, and we continued to emphasize our service goals through additional workshops and incentive programs. Moving forward, we will focus on the service attributes most important to our guests, as well as connecting our management measurement and compensation to service performance.

Furthermore, we believe that our brand name has and will continue to provide benefits in our customer retention and acquisition efforts, as well as the possible expansion of our company both within and outside of the Atlantic City market. For a discussion of our Trademark License Agreement and Trademark Security Agreement, see Note 14 to our consolidated financial statements.

Additionally, we have developable land at each of our casino properties, including:

•	11.9 acres at Trump Taj Mahal, including 3.5 unique acres on the Steel Pier;

•	3.5 acres at Trump Plaza; and

•	2 acres at Trump Marina, in addition to the capacity to build atop portions of the existing facility.

Casino Properties

Trump Taj Mahal Casino Resort. Trump Taj Mahal, located on the northern end of Atlantic City’s boardwalk (the “Boardwalk”), is located on 39.4 acres and features 1,250 hotel rooms, including 240 suites, 14 dining locations, 5 cocktail lounges, and approximately 140,000 square feet of ballroom, meeting room and pre-function area space. The property also features approximately 158,500 square feet of gaming space that includes approximately 175 table games (including poker tables), approximately 3,515 slot machines, an approximately 12,000 square-foot Poker, Keno and Race Simulcasting room and an Asian-themed table game area offering popular Asian table games. Trump Taj Mahal also features the following: an approximately 20,000 square foot multi-purpose entertainment complex known as the “Xanadu Theater,” with seating capacity for up to approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall; the Casbah nightclub; the Mark G. Etess Arena, featuring approximately 63,000 square feet of exhibition and entertainment space which can accommodate over 5,000 people; and a health club, spa and fitness center with an indoor pool. Trump Taj Mahal also has a parking garage for approximately 6,950 cars, a 6 bay bus terminal and a roof-top helipad.

Trump Taj Mahal is currently constructing a new 782-room, $255 million hotel tower which is expected to open in phases beginning with approximately 400 rooms in September 2008, with the remainder by the end of 2008. The new tower is planned to feature 708 standard guest rooms, 74 suites and several meeting rooms.

As a result of our facility innovation initiative, recent additions and refurbishments to Trump Taj Mahal include: the renovation of the majority of the casino floor; renovation of the hotel lobby; a new high limit gaming salon; a new, 10,000 square foot entertainment lounge and bar on the casino floor; a new Asian gaming pit; the renovation of each of the hotel’s standard hotel rooms and suites; the addition of The Penthouse Suites, seven new luxurious penthouse suites; the completion of Spice Road, a new retail and dining promenade; and the addition of a new noodle bar. Additionally, we plan to open a new Italian restaurant, Il Mulino New York, in 2008.

Trump Plaza Hotel and Casino. Trump Plaza is located at the center of the Boardwalk at the end of the Atlantic City Expressway (the main highway into the city) covering 10.9 acres with direct access to Boardwalk Hall (an entertainment and sporting venue owned and operated by the New Jersey Sports and Exposition Authority that can accommodate up to approximately 13,000 people). Trump Plaza features approximately 900 hotel rooms, including approximately 140 suites, approximately 96,000 square feet of casino space with approximately 2,140 slot machines and approximately 80 table games. Amenities include approximately 18,000 square feet of conference space, an approximately 750-seat cabaret theater, two cocktail lounges, seven restaurants, a player club, health spa, an indoor pool, a seasonal beach bar and restaurant and retail outlets. Trump Plaza’s parking garage can accommodate 13 buses and approximately 2,700 cars.

As a result of our facility innovation initiative, recent additions and refurbishments to Trump Plaza include: the complete renovation of the casino floor; the addition of a new casual dining restaurant and cocktail lounge; the renovation of the transportation center leading from the parking garage to the casino; and the renovation of each standard hotel room and penthouse suite.

Trump Marina Hotel Casino. Trump Marina covers approximately 14 acres in Atlantic City’s marina district, overlooks the Senator Frank S. Farley State Marina and features a 27-story hotel with 728 guest rooms, including 153 suites, 97 of which are luxury suites. The casino offers approximately 79,000 square feet of gaming space, approximately 1,950 slot machines, approximately 70 table games and approximately 58,000 square feet of convention, ballroom and meeting space. Trump Marina also features an approximately 540-seat cabaret-style theater, a nightclub, four retail outlets, five restaurants, a cocktail lounge, and a recreation deck with a health spa, outdoor pool, tennis courts, basketball courts, jogging track and a pool side snack bar. To facilitate access to the property, Trump Marina has a nine-story parking garage capable of accommodating approximately 3,000 cars. Trump Marina also has an 11 bay bus terminal and a roof-top helipad.

As a result of our facility innovation initiative, recent additions and refurbishments to Trump Marina include: the renovation of the high limit table games area; the renovation of the high limit slot area; the renovation of several gourmet restaurants; the renovation of each standard hotel room and suite; the construction of a new VIP check-in area; and the renovation of the property’s spa facility.

Competition

Atlantic City Market. The Atlantic City market primarily serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius. The Atlantic City market is the second largest gaming market in the United States, after Las Vegas. In 2007, the casinos in the Atlantic City market generated $4.9 billion in casino revenue. Our three casinos combined have approximately 21% of the gaming positions and 20% of the hotel rooms in the Atlantic City market and generate approximately 21% of the market gaming revenue.

Competition in Atlantic City is intense and is increasing. At the present time, the 11 casino hotels located in Atlantic City, including our three properties, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, we and our competitors require substantial capital expenditures to compete effectively. In the past few years, our existing competitors in Atlantic City and new entrants to the Atlantic City market have announced or completed new development and expansion projects.

Recently announced or completed projects in Atlantic City include the following:

The Borgata Casino Hotel & Spa is currently constructing its second phase expansion project, The Water Club, which is expected to begin opening in mid-2008, which will include a new 800-room hotel tower, a spa, retail shops and meeting space.

Harrah’s Atlantic City nears completion of the construction of a major expansion project which is expected to include approximately 172,000 square feet of retail and entertainment space, a spa which opened in 2007 and an approximate 965 room hotel tower which opened in 2008.

Pinnacle Entertainment acquired and closed the Sands casino during late 2006 and has demolished the property and plans to build a new casino resort property. If completed, this project is anticipated to open sometime after 2010. Pinnacle recently announced it was reviewing this project’s timing and feasibility in light of current credit market conditions.

Revel Entertainment Group has begun redeveloping a 20-acre, oceanfront site next to the Showboat Casino Hotel. Revel has announced that it plans to construct an approximate $2 billion megaresort which it expects to open in late 2010. While Revel has obtained interim financing allowing it to commence certain work at the site, it has not yet received financing for its complete project.

MGM Mirage recently announced that it plans to construct an estimated $5 billion, 3,000-room megaresort that if built, would be situated in the marina district on an approximate 70-acre parcel of land between Harrah’s Atlantic City and Borgata Casino Hotel & Spa. MGM expects to break ground late in 2008 and has filed for a Coastal Area Facility Review Act permit.

In addition, we believe that there are several other sites on the Boardwalk, in the marina district and possibly at Bader Field, a former airport located in Atlantic City, if that area is zoned for gaming, where casino hotels could be built in the future. Recently, Penn National Gaming proposed to acquire the Bader Field parcel of land from the City of Atlantic City. Additionally, various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time in these areas. Future developments and expansions could have a material adverse effect on our business and operations.

We cannot ascertain at this time the effects that any of the above-mentioned new projects could have on the Atlantic City gaming market. However, the added strength of these competitors and resulting economies-of-scale could diminish our market share in the market in which we compete.

Pennsylvania. In July 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Control Board to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Philadelphia Park and Chester Downs and three slot parlors, two in Philadelphia and one in Bethlehem, are located in our market area. Slot machine operations commenced in late 2006 at the racetracks and, as of early 2008, approximately 9,000 slot machines were operating at these locations. The two Philadelphia slot parlors continue to experience delays in receiving the necessary approvals to commence construction. Competition from the Pennsylvania area slot machine facilities has adversely impacted Atlantic City casinos, including our casinos.

New York. Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of video lottery terminals (“VLTs”) at various horse racing facilities in New York. During 2004, VLT operations commenced at four upstate and western New York racetracks and at a racetrack in Sullivan County, which operates 1,500 VLTs and is considerably closer (approximately 95 miles) to Manhattan. The VLT facility at Yonkers Raceway opened in late 2006 and now operates 5,500 VLTs. The State government intends to select an operator for a proposed 4,500 VLT facility at Aqueduct Racetrack which could open to the public during the State’s 2009-2010 fiscal year. These locations are less than fifteen miles from Manhattan. The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities including slot machine gaming. A compact negotiated in 2002 authorized three such facilities located in the western part of New York and outside of our primary market area. The remaining three Native American casinos, if developed, are required by law to be located in either Sullivan County or Ulster County, adjoining counties approximately 100 miles northwest of Manhattan. Competition from the VLT facilities at Aqueduct and Yonkers and from potential Native American casinos as may be authorized and operated in Sullivan or Ulster County could adversely impact Atlantic City casinos, including our casinos.

Meadowlands Racino. In April 2004, the Atlantic City casinos executed an agreement with the New Jersey Sports and Exposition Authority (“NJSEA”) which owns and operates two of the four New Jersey horse race tracks, including the Meadowlands race track. The agreement provides that substantial annual payments by the casinos to the NJSEA in each of 2004 through 2008 to subsidize horse racing would establish a moratorium on the conduct of casino gaming, including video lottery terminals (“VLTs”) at any New Jersey race track until January 2009.

Bills are presently pending in the New Jersey State and Assembly which, if enacted, would permit the State Lottery Commission to authorize the operation of up to 5,000 VLTs at or adjacent to the Meadowlands race track. The Meadowlands is located approximately 125 miles north of Atlantic City and less than ten miles from midtown Manhattan.

The eleven casinos presently operating in Atlantic City are now negotiating with representatives of New Jersey state government to obtain a further moratorium on the conduct of casino gaming at New Jersey race tracks in exchange for further subsidy payments to the NJSEA.

Native American Tribes. Our properties also face considerable competition from casino facilities operated by federally recognized Native American tribes, such as Foxwoods Resort Casino in Ledyard, Connecticut and Mohegan Sun Casino Resort in Uncasville, Connecticut. Both of these properties are currently undertaking announced expansion projects. Pursuant to the Indian Gaming Regulatory Act (the “IGRA”), which was passed by Congress in 1988, any state that permits casino-style gaming, even if only for limited charity purposes, is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including our properties.

In addition, Native American nations have sought or are seeking federal recognition, land and gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, additional casinos built in or near this portion of the United States could have a material adverse effect on the business and operations of our properties.

There could be further competition in our markets as a result of the upgrading or expansion of facilities by existing market participants, the entrance of new gaming participants into a market or legislative changes. We expect each market in which we participate, both current and prospective, to be highly competitive.

Regulatory and Licensing

Gaming Regulation. The gaming industry is highly regulated, and we must maintain our casino licenses and pay gaming taxes to continue our gaming operations. Each of our casinos is subject to extensive regulation under the statutes and regulations of the State of New Jersey. Also, since February 2004, we have been a registered publicly traded corporation with the Nevada Gaming Control Board (the “NGCB”) under the Nevada Gaming Control Act and are subject to the licensing and regulatory control of the Nevada Gaming Commission, the NGCB and the Clark County Liquor and Gaming Licensing Board. These statutes and regulations generally concern the financial stability of the casino licensee, the good character of the owners, managers and employees and of other persons with financial interests in the gaming operations (including those with certain ownership levels of a casino licensee’s securities) and the procedures and controls which govern those gaming operations. A more detailed description of New Jersey and Nevada laws and regulations to which we are subject is contained in Exhibit 99.1 to this Report and is incorporated by reference herein. Gaming operations that we may undertake in the future in other jurisdictions will also subject us and such operations to regulations by such other jurisdictions.

Other Regulation. In addition to gaming regulations, our business is subject to various other federal, state and local laws and regulations, including but not limited to, restrictions and conditions concerning taxation, treasury regulations, building code and land use requirements, environmental matters and local licenses and permits. United States Department of Treasury (“DOT”) regulations require casinos to report currency transactions involving more than $10,000 per patron per gaming day. Treasury Financial Crimes Enforcement Network regulations further require casinos to report certain gaming patron transactions involving suspicious activity. We have established internal control procedures to comply with these DOT regulations, including: (i) computer exception reporting; (ii) review of currency and suspicious activity transactions and reporting by committees comprised of casino operations, marketing and administration executives; (iii) internal audit testing of DOT regulation compliance; (iv) training employees to comply with DOT regulations; and (v) a disciplinary program for employee violations. Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”). Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations.

We believe that all required licenses, permits and other approvals necessary to conduct our business have been obtained for our operations in the State of New Jersey and elsewhere. Material changes in these laws or regulations or in the interpretation of the same by courts or administrative agencies could adversely affect our company, including its operating results.

Partial Smoking Ban. On January 9, 2006, the New Jersey Legislature adopted the New Jersey Smoke-Free Air Act, which was effective on April 15, 2006. The law prohibits the smoking of tobacco in structurally enclosed indoor public places and workplaces in New Jersey, including licensed casino hotels. The law permits smoking within the perimeter of casino and casino simulcasting areas, and permits 20% of hotel guest rooms to be designated as smoking rooms.

In February 2007, Atlantic City’s city council adopted an ordinance which extended the smoking ban to casino and casino simulcasting areas effective April 15, 2007. Under the ordinance, casinos may, with certain conditions, permit smoking in up to 25% of these gaming areas and shall, during a phase-in period, construct a separated exhausted enclosure of each such smoking area. We believe that these bans on smoking indoor public places and for casino and casino simulcasting areas have adversely affected the Atlantic City casinos, including our casinos.

In addition, bills are pending in the New Jersey Senate and Assembly which, if enacted, would repeal the gaming area exemption from the smoking ban provided for in the New Jersey Smoke-Free Air Act. This proposed ban on smoking in the casino and casino simulcasting areas could adversely affect the Atlantic City casinos, including our casinos.

CAFRA Agreement—Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which is included as a condition of the Trump Taj Mahal’s casino license) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30 million. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates, one of our Predecessor Company’s former subsidiaries, obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2008. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

Employees and Labor Relations

Number of Employees. The table below sets forth the approximate number of our full-time equivalent employees working at our properties as of December 31, 2007:

Property	Number of Full-Time Equivalent Employees
Trump Taj Mahal	3,200
Trump Plaza	1,900
Trump Marina	1,700

Total	6,800

Collective Bargaining Agreements. Certain of our casino hotel employees are subject to collective bargaining agreements. Approximately 2,961 of our employees are covered by a collective bargaining agreement with Local 54, UNITE-HEREIU (Hotel Employees and Restaurant Employees International Union) which was effective September 15, 2004 and is set to expire on September 14, 2009. Approximately 207 of our employees are covered by a collective bargaining agreement with the International Union of Operating Engineers, Local 68 which was effective May 1, 2001 and expires on April 30, 2010. Approximately 75 of our employees are covered by a collective bargaining agreement with the United Brotherhood of Carpenters and Joiners of America, Local 623 which was effective May 1, 2001 and expires on April 30, 2010. Approximately 24 of our employees are covered by a collective bargaining agreement with the International Union of Painters & Allied Trades, District Council 711 which was effective May 1, 2001 and expires on April 30, 2010. Approximately 31 of our employees are covered by a collective bargaining agreement with the International Alliance of Theatrical Stage Employees, Local 917 which was effective July 1, 2001 and expires on June 30, 2010. Approximately 10 of our employees are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Local 331 which was effective March 1, 2005 and expires on March 31, 2008. A certification election requesting representation by the United Auto Workers for dealers at Trump Plaza occurred on March 31, 2007. The majority of dealers elected to be represented by the United Auto Workers. Objections were filed by the Company contesting the outcome of the election. The objections are currently being considered by the National Labor Relations Board in Washington, D.C. and the election results have yet to be certified. A certification election requesting representation by the United Auto Workers for dealers at Trump Marina was held on May 11, 2007. The majority of dealers elected not to be represented by the United Auto Workers. United Auto Workers has filed objections to the election and the case is being reviewed by the National Labor Relations Board in the Philadelphia region. We believe that we have established productive and professional relationships with all of our collective bargaining partners as well as our represented and unrepresented employees.

Licensing Requirements. Certain of our employees are required to be licensed by, or registered with the New Jersey Casino Control Commission, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for our properties, with autumn and winter being non-peak seasons. Consequently, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Emergence from Bankruptcy

On April 5, 2005, the United States Bankruptcy Court for the District of New Jersey entered an order confirming the Plan, which became effective on May 20, 2005 (the “Effective Date”). Upon effectiveness, all material conditions to the Plan were satisfied and the Debtors emerged from chapter 11 (the “Reorganized Company”). Pursuant to the Plan, we recapitalized and renamed our company, merged and/or dissolved certain of our subsidiaries, consolidated our indebtedness and substantially reduced our debt service requirements.

As part of the Plan, our capital structure changed significantly. We implemented a 1,000 for 1 reverse stock split of THCR’s common stock (“THCR Common Stock”) such that each 1,000 shares of THCR Common Stock immediately prior to the reverse stock split were consolidated into one share of common stock of TER (“TER Common Stock”), resulting in the distribution of approximately 19,944 shares of TER Common Stock (approximately 0.05% on a fully diluted basis for holders other than Mr. Trump), in aggregate, to holders of THCR Common Stock. Holders of THCR Common Stock received approximately $0.88 for each share of THCR Common Stock beneficially owned by each holder and also obtained a pro rata share of the net proceeds from the sale of the former World’s Fair site in Atlantic City, which was sold at auction for a purchase price of $25.15 million in September 2005. All options to acquire THCR Common Stock were cancelled, and holders (other than Mr. Trump) of THCR Common Stock also received Class A Warrants to purchase up to approximately 2,207,260 shares of TER Common Stock (approximately 5.34% on a fully diluted basis) and an aggregate of $17.5 million in cash. The Class A Warrants were either exercised by or converted to shares under the Plan on May 22, 2006.

On the Effective Date, TER Holdings and TER Funding issued $1.25 billion aggregate principal amount of 8.5% Senior Secured Notes due 2015 (the “Senior Notes”) in connection with the Plan. In addition, we implemented a debt restructuring whereby pro-rata distributions of cash, Senior Notes, or TER Common Stock were made to:

•

holders of $1.3 billion aggregate principal amount of 11.25% First Mortgage Notes of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc.;

•	holders of approximately $435 million aggregate principal amount of 11.625% First Priority Mortgage Notes due 2010 of Trump Casino Holdings, LLC and Trump Casino Funding, Inc.; and

•	holders of $54.6 million aggregate principal amount of 17.625% of Second Priority Notes due 2010.

We also entered into a $500 million secured credit facility (the “2005 Credit Facility”) on the Effective Date with a syndicate of bank lenders. Proceeds from the 2005 Credit Facility were used to repay up to $100 million in debtor-in-possession financing that the Debtors had obtained on November 22, 2004 during the chapter 11 cases.

Item 1A.	Risk Factors

Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this annual report. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of TER securities could decline, and you may lose all or part of your investment.

We remain highly leveraged and our ability to generate cash depends on many factors beyond our control.

Although we have consolidated our long-term indebtedness and reduced our debt service obligations through our reorganization, we remain a highly-leveraged company. Our aggregate long-term indebtedness totaled approximately $1.6 billion as of December 31, 2007. TER is a holding company and TER Holdings conducts substantially all of its operations through its subsidiaries. As a result, our ability to meet our debt service obligations, including debt service obligations on the Senior Notes and the new secured credit facility we obtained on December 21, 2007 (the “2007 Credit Facility”), substantially depends on our properties’ ability to generate sufficient cash flow. This ability is, however, subject to, among other things, general economic, financial, competitive, legislative, regulatory and other factors that may be unforeseeable and/or beyond our control. This risk is highlighted by the fact that all of our current operations are all in one market and any downturn in the Atlantic City market or any region from which we draw patrons may adversely impact our business, operations, results of operations and financial condition.

In the event any of these risks materialize, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

We need to increase capital expenditures to compete effectively and the terms of our indebtedness restrict our operating flexibility.

The gaming industry market is highly competitive and is expected to become more competitive in the future. Many of our existing competitors in Atlantic City have recently completed or announced significant development projects. In addition, new entrants to the Atlantic City market have announced plans to develop casinos in the future. Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to enhance the competitiveness of our properties. While we have formulated and have begun to implement a strategic capital expenditure plan at each of our properties, including the construction of a hotel tower at Trump Taj Mahal which commenced in June 2006, the Senior Notes and the 2007 Credit Facility limit our ability to:

•	incur additional debt;

•	raise capital;

•	pay dividends or make other distributions;

•	make investments;

•	sell assets;

•	engage in mergers or consolidations;

•	enter into affiliate transactions; or

•	grant liens; among other things.

Should any new projects fail to generate projected cash flows, our operating performance, revenues and earnings may be materially adversely affected. Any failure to comply with any of these obligations could result in an event of default under the Senior Notes and our 2007 Credit Facility which, if not cured or waived, could result in the acceleration of the Senior Notes and amounts due under our 2007 Credit Facility then outstanding.

Our capital improvements are susceptible to delays, cost overages, business interruptions and other uncertainties, which could have an adverse effect on our business, financial condition and results of operations.

We have announced a series of capital improvements for all three of our properties, including the construction of a 782-room hotel tower at Trump Taj Mahal which commenced in June 2006. Such development and capital improvement projects are susceptible to various risks and uncertainties, including, but not limited to the following:

•	market conditions and consumer demand for the completed project;

•

general construction risks, such as cost overages, plan changes or specification modifications, shortages of equipment, materials or skilled labor, labor disputes, unforeseen environmental, engineering or geological problems, work stoppages, fire and other natural disasters, construction scheduling problems and weather interferences;

•	changes and concessions required by governmental or regulatory authorities;

•	delays in obtaining, or the inability to obtain, all licenses, permits and authorizations required to complete the project; and

•	disruption of our existing operations.

Any failure or delay to complete any new development or expansion project as planned, within budget or in a manner that generates anticipated revenue, could have an adverse effect on our business, financial condition and results of operations.

Gaming is a regulated industry and changes in the law could have a material adverse effect on our operations. See “Business—Regulatory and Licensing.”.

Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the New Jersey Casino Control Commission and state and federal taxing, law enforcement and liquor control agencies. We and several of our officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on our business.

During June 2007, the Casino Control Commission renewed our licenses to operate Trump Taj Mahal, Trump Plaza and Trump Marina until June 2012.

If new gaming regulations are adopted in the jurisdictions in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the legislature of New Jersey that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and our financial performance. Legislation of this type may be enacted in the future.

Pennsylvania and New York have enacted gaming legislation that may harm us, and other states may do so in the future.

In 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Control Board to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Philadelphia Park and Chester Downs and three slot parlors, two in Philadelphia and one in Bethlehem, are located in our market area. Slot machine operations commenced in late 2006 at the racetracks and, as of early 2008, approximately 9,000 slot machines were operating at these locations. The two Philadelphia slot parlors continue to experience delays in receiving the necessary approvals to commence construction. When fully operational, the Philadelphia area locations could operate up to 15,000 slot machines.

In 2001, the New York Legislature authorized the installation of VLTs at various horse racing facilities in New York. The VLT facility at Yonkers Raceway opened in late 2006 and now operates 5,500 VLTs. The proposed VLT facility at Aqueduct Racetrack could open during the State’s 2009-2010 fiscal year with 4,500 VLTs. These locations are less than fifteen miles from Manhattan. The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casinos in the State including slot machines. Three have now been located in the western part of New York and outside of our primary market area but the remaining three, if approved and developed, are required by law to be located in either Sullivan or Ulster County, adjoining counties, which are approximately 100 miles northwest of Manhattan.

Local referenda during June and August 2007 authorized three of West Virginia’s four race tracks to add table games to their state-operated video lottery terminal racino operations. During December 2007, two of those racinos opened a total of 93 table games.

In addition, other states near New Jersey, including Maryland, either have or are currently contemplating gaming legislation. The net effect of gaming facilities in such other states, when operational, on the Atlantic City gaming market, including our properties, cannot be predicted. Since our market is primarily a drive-in market, legalized gaming in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including our properties.

Other enacted legislation, including local regulations may have an adverse impact on our operations.

On January 9, 2006, the New Jersey Legislature adopted the New Jersey Smoke-Free Air Act, which was effective on April 15, 2006. The law prohibits the smoking of tobacco in structurally enclosed indoor public places and workplaces in New Jersey, including licensed casino hotels. The law permits smoking within the perimeter of casino and casino simulcasting areas, and permits 20% of hotel guest rooms to be designated as smoking rooms.

In February 2007, Atlantic City’s city council adopted an ordinance which extended the smoking ban to casino and casino simulcasting areas effective April 15, 2007. Under the ordinance, casinos may, with certain conditions, permit smoking in up to 25% of these gaming areas and shall, during a phase-in period, construct a separated exhausted enclosure of each such smoking area.

In addition, bills are pending in the New Jersey Senate and Assembly which, if enacted, would repeal the gaming area exemption from the smoking ban provided for in the New Jersey Smoke-Free Air Act. This proposed ban on smoking in the casino and casino simulcasting areas could adversely affect the Atlantic City casinos, including our casinos.

Limitations on smoking have adversely impacted our operations. Additionally, should we proceed with the construction of the required separately exhausted enclosure of such smoking areas, our funding for such capital expenditures could reduce our ability to fund other capital projects or increase our overall indebtedness.

We might not be successful in pursuing additional gaming ventures in existing or emerging gaming markets

We are continuously looking to grow our business and diversify our cash flow by actively pursuing opportunities to capitalize on the Trump brand and expand our asset base in additional gaming markets. Competition for gaming opportunities that are or are expected to become available in additional jurisdictions is expected to be intense, and many of our known or anticipated competitors for available gaming licenses have greater resources and economies of scale than we do. We can not assure you that we will be successful in pursuing additional gaming ventures or developing additional gaming facilities.

Our 2007 Credit Facility and the indenture governing the Senior Notes contain certain restrictions which could prevent us from developing new gaming facilities.

Our business is subject to a variety of other risks and uncertainties.

In addition to the risk factors described above, our financial condition and results of operations could be affected by many events that are beyond our control, such as:

•

capital market conditions that could (i) affect our ability to raise capital and access capital markets and (ii) raise our financing costs in connection with refinancing debt or pursuing other alternatives;

•	war, future acts of terrorism and their impact on capital markets, the economy, consumer behavior and operating expenses;

•	competition from existing and potential new competitors in Atlantic City and other markets (including online gaming), which is likely to increase over the next several years;

•	regulatory changes;

•	state tax law changes that increase our tax liability; and

•	other risks described from time to time in periodic reports filed by us with the SEC.

Occurrence of any of these risks would materially adversely affect our operations and financial condition.

Changes in the cost of electricity and other energy could affect our business.

We are a large consumer of electricity and other energy. Accordingly, increases in energy costs, such as those experienced recently, may have a negative impact on our operating results. Additionally, higher energy and gasoline prices which affect our customers may result in reduced visitation to our resorts and may have an adverse effect on our business.

Our cash flows from operating activities are seasonal in nature.

Spring and summer are traditionally the peak seasons for our properties, while autumn and winter are non-peak seasons. Consequently, in the past, our operating results for the quarters ending in March and December have not been as strong as for the quarters ending in June and September. Excess cash from operations during peak seasons is used, in part, to subsidize operations during non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and the long-weekend holiday calendar. In the event that we are unable to generate excess cash in one or more peak seasons, we may not be able to subsidize operations during non-peak seasons, if necessary, which would have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

See “Business—Casino Properties” for a brief description of the location and general character of each of our properties.

General. Substantially all of the real and personal property (other than cash) of each of our properties, including their respective hotel and casino facilities and the parcels of land on which they are situated, secure our indebtedness under the 2007 Credit Facility and Senior Notes on a first and second priority basis, respectively. Each of our properties has financed or leased and, from time to time, may finance or lease its acquisition of furniture, fixtures and equipment, including slot machines. The lien in favor of any such lender or lessor may be superior to the liens securing the indebtedness owing under the 2007 Credit Facility and the Senior Notes.

Each of our properties leases space to various retailers and food and beverage outlets in their respective facilities.

The following table lists our significant land holdings:

	Total Approximate Acreage
Property	Owned	Leased	Utilized	Available for Development
Trump Taj Mahal (including Steel Pier)	39.4	—	27.5	11.9
Trump Plaza	9.4	1.5	7.4	3.5
Trump Marina	14.0	—	12.0	2.0

Trump Taj Mahal. We currently own approximately 39.4 acres of land that comprise the Trump Taj Mahal site, including the 24 acres on which the facility is situated and 11.9 acres of land suitable for development. The Trump Taj Mahal site includes the Steel Pier comprised of approximately 3.5 acres and related property located on the opposite side of the Boardwalk from Trump Taj Mahal. We currently lease the Steel Pier to an amusement park operator pursuant to a lease agreement which we and the operator have mutually agreed to extend until December 2008. Excluded from the table is an off-site warehouse location located on 18.0 acres. During 2006, we began construction of a new $255.0 million, 782 room hotel tower at the Trump Taj Mahal.

Trump Plaza. We own and lease approximately 10.9 acres of land, including several parcels of land in and around Atlantic City. We lease one of four parcels of land on which Trump Plaza is situated from Plaza Hotel Management Company (“PHMC”) pursuant to a non-renewable ground lease expiring in December 2078 (the “PHMC Lease”). We are responsible for the payment of fixed rent, as well as all other costs and expenses with respect to the use, operation and ownership of the leased tract and the improvements thereon, or which may in the future be located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the leased tract are owned by us through the duration of the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for any reason), ownership of such improvements will then shift to PHMC. We have the option to purchase the leased parcel at certain times during the term of such PHMC Lease under certain circumstances.

We also lease, pursuant to the PHMC Lease, an approximately 11,800 square foot parcel of land located near the intersection of Mississippi and Pacific Avenues and own a 5,750 square foot parcel of land adjacent to it.

We also own five parcels of land, aggregating approximately 43,300 square feet, and lease one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, on the same block as Trump Plaza’s garage. These parcels of land are used for signage and surface parking and are encumbered by the Senior Notes.

Trump Marina. We own Trump Marina’s hotel and casino facility and the approximate 14.0-acre, triangular-shaped parcel of land on which it is situated, including 2.0 acres suitable for development. We also own an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars. In addition, pursuant to a long-term lease between Trump Marina and the State of New Jersey, Trump Marina leases the Senator Frank S. Farley State Marina. The marina features approximately 640 boat slips.

Trump Tower, New York. We lease office space in Trump Tower located in New York, New York for general, executive and administrative purposes pursuant to a lease, dated November 1, 1996, as amended, with Trump Tower Commercial, LLC, an entity owned by Donald J. Trump. The Trump Tower lease expires on August 31, 2010.

Item 3.	Legal Proceedings

Settlement of Atlantic City Property Tax Appeals—On November 7, 2007, we entered into a stipulation of settlement with the City of Atlantic City (“City”) to settle a series of appealed real property tax assessments relating to Trump Taj Mahal, Trump Plaza and Trump Marina for various tax years through 2007. Under the terms of the agreement, we will receive a refund of $34 million relating to previously paid taxes consisting of (i) $12 million in cash, which was received on December 7, 2007 and (ii) $22 million in credits to be applied against future real property tax payments as follows: $4 million per year in 2009, 2010 and 2011 and $5 million per year in 2012 and 2013.

Pequot Tribe Litigation—On May 28, 2003, one of our indirect subsidiaries, Trump Entertainment Resorts Development Company, LLC (“TER Development”), filed a complaint against, among others, the Paucatuck Eastern Pequot Indian Tribal Nation (the “Pequot Tribe”) and Eastern Capital Development, Inc. (“ECD”) in the Superior Court of New London, Connecticut. In that complaint, TER Development alleged fraud, breach of contract, conspiracy, violation of the Connecticut Unfair Trade Practices Act and intentional interference with contractual relations by ECD in connection with certain contractual arrangements between our subsidiary and the Pequot Tribe. Pursuant to such arrangements, TER Development had agreed, among other things, to support the efforts of the Pequot Tribe to obtain federal recognition, and together they had agreed to exercise commercially reasonable efforts to pursue the operation of a tribal gaming facility to be managed by our subsidiary. In the complaint, TER Development seeks, among other things, compensatory and punitive damages, attorney fees and a finding by the court that ECD has interfered with TER Development’s business relationship with the tribe and that certain members of the Pequot Tribe Tribal Counsel are in default under the aforementioned contractual arrangements in the sum of approximately $10 million. On October 12, 2005, the Bureau of Indian Affairs, U.S. Department of Interior (BIA) denied the application of the Pequot Tribe for federal recognition, a prerequisite for developing a gaming facility. In October 2007, the parties entered into a settlement of the litigation pursuant to which TER Development would receive certain payments upon the opening of any casino by the Pequot Tribe. At this time, the Pequot Tribe is not federally recognized and there can be no assurance that it will ever be recognized or open a casino.

Power Plant Litigation—On December 30, 2004, TER Development filed a complaint against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida. TER Development asserts claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. We have commenced discovery, including ongoing depositions, in connection with this case. In 2008, the defendants filed numerous motions for summary judgment for dismissal of the litigation and other relief. TER intends to vigorously defend these motions and oral argument is scheduled for late March 2008. At this time, we cannot predict the outcome of such motions or the litigation.

Chapter 11 Cases—Although we have emerged from bankruptcy, we still are in the process of resolving a limited number of claims and other litigation in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of THCR Common Stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of the Predecessor Company. The movants appealed this motion to the United States District Court for the district of New Jersey. Briefs have been filed. On January 26, 2007 oral argument occurred, and further briefing was thereafter completed and a decision is pending.

New Jersey State Income Taxes—Prior to 2007, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. This alternative minimum tax assessment expired as of December 31, 2006 and therefore we have not recorded a provision for New Jersey state alternative minimum taxes in 2007. We believe our New Jersey partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At December 31, 2007, we have accrued $26.1 million for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Other Litigation—In addition to the foregoing, we and certain of our employees are involved from time to time in other legal proceedings arising in the ordinary course of our business. While any proceeding or litigation contains an element of uncertainty, we believe that the final outcomes of these other matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify certain of our key executives and directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Reorganized Company

TER Common Stock. From the Effective Date to September 19, 2005, TER Common Stock traded on the Over-the-Counter (the “OTC”) Bulletin Board under the ticker symbol “DJTCQ.OB.” Since September 20, 2005, TER Common Stock has been trading on the Nasdaq Global Market (formerly, the Nasdaq National Market System) under the ticker symbol “TRMP.”

The following table reflects the high and low sales prices, rounded to the nearest penny, of TER Common Stock as reported by the Nasdaq Global Market, for each quarterly period in 2006 and 2007 and the subsequent interim quarterly period (through March 14, 2008).

	High	Low
2006:
First Quarter	$21.38	$15.85
Second Quarter	$22.40	$17.60
Third Quarter	$20.41	$16.76
Fourth Quarter	$23.80	$16.51

2007:
First Quarter	$19.45	$16.15
Second Quarter	$18.63	$11.58
Third Quarter	$11.14	$5.15
Fourth Quarter	$8.87	$4.13

2008:
First Quarter (through March 14, 2008)	$4.80	$2.90

*	$100 invested on May 20, 2005 in stock or on April 30, 2005 in index - including reinvestment of dividends. Fiscal year ending December 31.

Holders. As of March 10, 2008, there were approximately 2,637 holders of record of TER Common Stock.

Nine hundred shares of our class B common stock are also issued and outstanding, all of which are owned by Donald J. Trump. No established trading market exists for our class B common stock and our class B common stock is not permitted to receive any dividends or distributions (other than certain distributions upon liquidation) with respect to our equity. The issued and outstanding 900 shares of class B common stock held by Mr. Trump have the voting equivalency of 9,377,484 shares of TER Common Stock and represent the shares of TER Common Stock issuable upon the conversion of Mr. Trump’s limited partnership interest in TER Holdings. The shares of class B common stock are redeemable at par to the extent the limited partnership interests in TER Holdings are converted by Mr. Trump.

We currently beneficially own an approximately 76.5% profits interest in TER Holdings, as both a general and limited partners of TER Holdings, and Mr. Trump owns directly and indirectly an approximately 23.5% profits interest in TER Holdings, as a limited partner.

Dividends. We have never paid a dividend on TER Common Stock and do not anticipate paying one in the foreseeable future. The payment of any future dividends will be at the discretion of our Board and will depend upon, among other things, our financial condition and capital needs, legal restrictions on the payment of dividends, contractual restrictions in financing agreements and on other factors deemed pertinent by our Board. It is the current policy of our Board to retain earnings, if any, for use in our properties’ operations. Pursuant to the terms of the 2007 Credit Facility and Senior Notes, TER Holdings and its subsidiaries are restricted from paying dividends and making distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

Predecessor Company

THCR Common Stock. From September 28, 2004 to the Effective Date, THCR Common Stock traded on the OTC Bulletin Board. On the Effective Date and in connection with the Plan described elsewhere in this Report, THCR Common Stock was cancelled following a 1,000 for one reverse stock split and the issuance of TER Common Stock.

*	$100 invested on 12/31/02 in stock or index—including reinvestment of dividends.

Item 6.	Selected Financial Data

The following table sets forth certain of our historical financial information for the years ended December 31, 2007 and 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 and the years ended December 31, 2004 and 2003 (Predecessor Company). All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto referenced elsewhere in this Form 10-K.

	Reorganized Company			Predecessor Company
	Year Ended December 31,		May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31,
	2007	2006			2004	2003
Revenues:
Gaming	$1,021,625	$1,079,245	$663,140	$398,409	$1,069,463	$1,083,467
Rooms	83,733	77,836	48,257	26,360	75,996	75,660
Food and beverage	118,959	122,611	77,806	44,198	127,348	122,285
Other	46,019	43,370	26,833	12,809	42,608	36,448

	1,270,336	1,323,062	816,036	481,776	1,315,415	1,317,860
Less promotional allowances	(282,101)	(296,783)	(188,254)	(117,337)	(312,477)	(288,750)

Net revenues	988,235	1,026,279	627,782	364,439	1,002,938	1,029,110
Costs and expenses:
Operating costs, excluding depreciation and amortization below	845,727	856,578	538,383	303,849	816,826	818,401
Income from settlement of property tax appeals	(30,705)	—	—	—	—	—
Goodwill and other asset impairment charges	277,880	—	—	—	—	—
Depreciation and amortization	65,632	68,091	37,434	35,753	95,091	87,118
Reorganization expense (income) and related costs	—	—	9,058	(25,967)	59,281	—
Debt renegotiation costs	—	—	—	—	2,857	2,951

	1,158,534	924,669	584,875	313,635	974,055	908,470

(Loss) income from operations	(170,299)	101,610	42,907	50,804	28,883	120,640
Non-operating income (expense):
Interest income	7,553	10,299	2,151	836	1,105	1,101
Interest expense	(131,034)	(130,144)	(79,602)	(85,678)	(225,119)	(224,683)
Gain on debt refinancing, net	—	—	—	—	—	2,892
Interest expense—related party	—	—	—	(1,184)	(2,941)	(2,654)
Loss on early extinguishment of debt	(4,127)	—	—	—	—	—

	(127,608)	(119,845)	(77,451)	(86,026)	(226,955)	(223,344)

Loss before income taxes, minority interests, discontinued operations and extraordinary item	(297,907)	(18,235)	(34,544)	(35,222)	(198,072)	(102,704)
Income tax benefit (provision)	48,975	(6,451)	(11,421)	(2,074)	(5,697)	(5,305)
Minority interests	60,251	5,617	9,631	—	—	10,786

Loss from continuing operations	(188,681)	(19,069)	(36,334)	(37,296)	(203,769)	(97,223)

Income from discontinued operations:
Trump Indiana, net of income taxes and minority interests	—	562	9,806	118,748	(1,001)	7,849
Trump 29, net of minority interest	—	—	—	—	7,480	2,083
Gain on termination of Trump 29 management contract	—	—	—	—	6,000	—

Income from discontinued operations	—	562	9,806	118,748	12,479	9,932

(Loss) income before extraordinary item	(188,681)	(18,507)	(26,528)	81,452	(191,290)	(87,291)
Extrordinary gain on extinguishment of debt	—	—	—	196,932	—	—

Net (loss) income	$(188,681)	$(18,507)	$(26,528)	$278,384	$(191,290)	$(87,291)

Continuing operations	$(6.07)	$(0.62)	$(1.19)	$(1.25)	$(6.82)	$(3.77)
Discontinued operations	—	0.02	0.32	3.97	0.42	0.38
Extraordinary gain on extinguishment of debt	—	—	—	6.59	—	—

Basic and diluted net (loss) income per share	$(6.07)	$(0.60)	$(0.87)	$9.31	$(6.40)	$(3.39)

Weighted Average Shares Outstanding: Basic and diluted	31,086,918	30,920,616	30,533,041	29,904,764	29,904,764	25,773,545
Balance Sheet Data (at end of period):
Cash and cash equivalents	$121,309	$100,007	$228,554		$105,266	$95,672
Property and equipment	1,630,453	1,535,057	1,463,142		1,700,311	1,737,813
Total assets	2,231,211	2,260,496	2,329,763		1,983,755	2,031,433
Total long-term debt, net of current maturities	1,638,300	1,396,170	1,407,952		1,827,743	1,796,923
Minority interests	64,892	125,395	129,708		—	—
Total stockholders' equity (deficit)	226,368	412,768	427,158		(185,713)	5,577

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions, that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled “Risk Factors” beginning on page 9 of this Report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with and give consideration to the following items.

During 2007, our operating results were impacted by the following:

Increased Competition—During 2007, the Atlantic City gaming market experienced its first-ever decline in gaming revenues since 1978 due to increased competition from the introduction of new gaming capacity in Pennsylvania and New York, which are primary feeder markets for Atlantic City. Specifically, new slots-only casinos opened in Bensalem and Chester, Pennsylvania (both in the Philadelphia market) and Wilkes-Barre, Pennsylvania with a total of approximately 5,100 slot machines. In addition, in late 2006 Yonkers Raceway in New York City opened its lottery terminal facility, which by the end of 2007, had approximately 5,500 machines.

For the year ended December 31, 2007, gross gaming revenues in the Atlantic City market (as reported to the New Jersey Casino Control Commission (the “CCC”)) decreased 5.7% overall, including an 8.9% decrease in slot revenues, compared to the year ended December 31, 2006. For the year ended December 31, 2007, we experienced a 5.2% decrease in overall gross gaming revenues and a 7.8% decrease in slot revenues compared to the prior year. Gaming revenues within the Atlantic City market were further impacted by increased promotional spending by our competitors in response to the increased competition and decrease in gaming revenues.

Smoking Restrictions—On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. Under the Atlantic City ordinance, casinos must restrict smoking to designated areas of up to 25% of the casino floor. While the ordinance does not require the immediate physical separation of smoking and non-smoking areas, the ordinance required construction plans for such separation to be submitted during September 2007. Based upon the plans submitted for approval by the eleven Atlantic City casinos, seven casinos expect to construct non-gaming smoking lounges, while four casinos expect to construct smoking lounges where gaming will be permitted. We submitted plans to create smoking areas at Trump Taj Mahal and Trump Marina where gaming will be permitted. We submitted plans for a non-gaming smoking lounge at Trump Plaza. The construction of the lounges will require additional capital expenditures and modifications to our casino floors.

While we are unable to quantify the impact of these smoking restrictions, we believe these smoking restrictions have negatively impacted our gaming revenues and income from operations as our competition in adjacent states continues to permit smoking.

Impairment Charges—We review our long-lived assets for impairment when events or circumstances indicate that the carrying amount of such assets might not be recoverable. We review our goodwill and other intangible assets for impairment annually, or more frequently if events or circumstances indicate that the value of goodwill or other intangible assets might be impaired. In connection with our annual goodwill and other intangible asset impairment testing, we recognized goodwill and other intangible asset impairment charges totaling $186.6 million, of which $30.5 million related to Trump Taj Mahal, $70.8 million related to Trump Marina, $56.7 million related to Trump Plaza and $28.6 million related to TER. In addition, we recognized asset impairments related to Trump Marina’s long-lived asset group totaling $91.3 million.

The amount of goodwill and other asset impairment charges reported in our audited results included in this Form 10-K is approximately $39.1 million greater than the amount previously announced and income tax benefit is approximately $49.3 million greater than the amount previously announced as a result of recording a deferred income tax benefit relating to certain of the asset impairment charges, in accordance with Statement of Accounting Standards No. 109, “Accounting for Income Taxes.”

Settlement of Property Tax Appeals—During November 2007, we entered into a stipulation of settlement with the City of Atlantic City (the “City”) to settle a series of appealed real property tax assessments relating to Trump Taj Mahal, Trump Plaza and Trump Marina for various tax years through 2007. Under the terms of the agreement, we received $12.0 million in cash and will receive $22.0 million in credits to be applied against future real property tax payments. The present value of the settlement totaling $30.7 million was recorded as a reduction to operating expenses in 2007. In connection with the settlement, we incurred $1.9 million in legal fees.

TrumpONE—In June 2007, we implemented TrumpONE, our new, company-wide customer loyalty program. Under the TrumpONE program, our customers are able to accumulate “comp dollars” based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items.

New Jersey State Alternative Minimum Tax Assessment—For years prior to 2007, we recorded an income tax provision for New Jersey state income taxes based upon an alternative minimum assessment including a provision of $4.5 million and $4.8 million for the years ended December 31, 2006 and 2005, respectively. This alternative minimum tax assessment expired as of December 31, 2006; therefore, we have not recorded a provision for New Jersey state alternative minimum taxes in 2007.

Our operating results during 2006 were impacted by the following:

Casino Operations Closure—The results of our operations were negatively impacted during 2006 due to the closure of our casino operations as a result of the State of New Jersey government closure for three days during early July 2006. While our hotel and some of our food and beverage operations remained open, the closure of our casino operations for this three-day period reduced our overall casino revenues. Additionally, we believe our casino and other revenues for the period after this closing were also negatively impacted.

South Jersey Transportation Authority (“SJTA”) Settlement—During September 2006, we reached a settlement with respect to a complaint we filed against the SJTA during 2003, pursuant to which we asserted a claim that the SJTA breached a development agreement. Our 2006 statement of operations includes a $1.7 million reduction in general and administrative expenses.

Financial Condition

Liquidity and Capital Resources

General. Cash flows from the operating activities of our casino properties along with borrowings under our credit facility generally constitute our primary source of liquidity. We achieved a meaningful reduction in interest expense as a result of our May 20, 2005 debt restructuring and emergence from bankruptcy. Our management implemented programs to improve operating cash flow and will continue to attempt to implement such programs in the upcoming years. These programs included, among others, labor savings through headcount reductions, a more efficient management structure and employee scheduling, changes to our marketing programs and better management of our hotel room blocks.

Cash flow provided by operating activities was $67.4 million during 2007 compared to $28.6 million during 2006. The increase in our cash flow from operations is principally due to changes in working capital requirements. In addition, our 2007 cash flow from operations reflects the $12.0 million cash payment received in connection with our settlement of property tax appeals with the City of Atlantic City.

During 2007, we used $274.8 million in investing activities. We made $232.2 million of capital expenditures primarily to renovate our facilities, including $87.8 million related to the construction of the new hotel tower at the Trump Taj Mahal. We funded our capital expenditures with available cash, cash flow from operations and, for the new hotel tower, borrowings under our Credit Facility. The net increase in restricted cash of $25.3 million during 2007 reflects (i) $147.4 million in funds borrowed under our Credit Facility, which are restricted for use in payment of expenditures associated with construction of the Trump Taj Mahal hotel tower, net of cash payments made from inception of construction to December 31, 2007 of $103.1 million, and (ii) proceeds of $27.4 million received from an escrow account following our settlement of certain income tax matters related to our sale of Trump Indiana in December 2005. Cash flow used in investing activities during 2006 was primarily due to capital expenditures of $127.6 million.

During 2007, our cash flow provided by financing activities totaled $228.7 million. Our 2007 financing activities included: (i) borrowings under our 2005 Credit Facility of $223.3 million, $147.4 million of which was restricted to fund a portion of the construction of the new hotel tower, (ii) $393.3 million in borrowings under our new $493.3 million 2007 Credit Facility, the proceeds of which were used to repay all amounts outstanding under our 2005 Credit Facility and $6.6 million of associated transaction costs, (iii) $9.0 million in repayments of capital lease obligations and (iv) partnership distributions to Mr. Trump totaling $1.0 million. Financing activities during 2006 included repayments of $28.0 million of our capital lease obligations and $1.5 million of outstanding term loans. We also paid $3.0 million in partnership distributions to Mr. Trump during 2006.

At December 31, 2007, we had approximately $121.3 million in cash and cash equivalents. Our cash and cash equivalents do not include $52.7 million in restricted cash representing the portion of unused proceeds from borrowings which are restricted to fund the construction of the new hotel tower at the Taj Mahal and $8.4 million used to secure outstanding letters of credit.

At December 31, 2007, there was a $393.3 million term loan outstanding under our 2007 Credit Facility. We also had $1,249.0 million of Senior Notes outstanding. As of March 14, 2008, we have an additional $100 million available under the 2007 Credit Facility which must be drawn by December 31, 2008. In 2008, we expect to utilize available cash on hand, cash flow from operations and the additional availability under our 2007 Credit Facility to fund our operating, capital expenditure and debt service obligations.

In order to increase the competitiveness of our casino properties, we have made significant capital expenditures to renovate, update and expand our casinos. Construction continues on an estimated $255 million new 782-room hotel tower and connecting structure to expand our existing facility at the Trump Taj Mahal. We currently expect to open approximately 20 floors of the tower—approximately 400 rooms—by Labor Day weekend 2008, with the remainder of the building opening in phases through the conclusion of 2008.

Capital expenditures during 2008, including those under our recurring maintenance program are expected to be as follows:

Renovation and updating capital	$15 to $ 20 million
Taj Mahal tower	$145 to $155 million
Maintenance and technology	$30 to $ 35 million

2008 estimated range	$190 to $210 million

We believe that cash on hand, available borrowing capacity and cash flows from operations will be sufficient to fund our operating, capital expenditure and debt service obligations. While we believe that our sources of liquidity are sufficient to meet our cash obligations during the next twelve months, our ability to meet our operating and debt service obligations depends on a number of factors, including our existing cash on hand and cash flows generated by our operating subsidiaries. We continuously seek investment opportunities in an effort to expand our business beyond our existing properties. If we decide to pursue additional capital projects or invest in additional opportunities, we will need to obtain additional financing in the future.

Failure to achieve consistent profitability or maintain or achieve various other financial performance levels could limit our ability to fund our future capital expenditure expectations or make required payments on our indebtedness. In addition, given the restrictions on incurring additional indebtedness imposed under the 2007 Credit Facility and the indenture governing the Senior Notes, there can be no assurance that other sources of funds will be available to us, or if available, at terms favorable to us.

TER has minimal operations, except for its ownership of TER Holdings and its subsidiaries. TER depends on the receipt of sufficient funds from its subsidiaries to meet its financial obligations. In addition, the terms of TER’s subsidiaries’ indebtedness limit the payment of dividends and other distributions to TER under many circumstances. The ability of our subsidiaries to make payments to TER Holdings may also be restricted by the New Jersey Casino Control Commission.

Under the terms of the 2007 Credit Facility, we are subject to certain affirmative and negative covenants, including limitations on liens, incurrence of indebtedness, mergers, sales of assets, investments, restricted payments, capital expenditures, agreements with affiliates, our activities and amendment of the indenture governing the Senior Notes, among other limitations. We were in compliance with such covenants as of December 31, 2007.

Contractual obligations, as of December 31, 2007, mature as follows (in millions):

	One year and less	2-3 years	3-5 years	After 5 years	Total
Long-term debt	$3.9	$7.9	$381.4	$1,249.0	$1,642.2
Interest on long-term debt (1)	141.2	290.9	289.4	256.6	978.1
Construction commitments (2)	156.0	11.0	—	—	167.0
Services Agreement (3)	2.0	4.0	1.2	—	7.2
Capital leases	1.7	—	—	—	1.7
Operating leases	9.2	14.0	6.2	77.1	106.5

Total	$314.0	$327.8	$678.2	$1,582.7	$2,902.7

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. (See Note 8 to our Consolidated Financial Statements.)
(1)	Estimated interest payments on long-term debt are based on principal amounts outstanding, required principal repayments and interest rates at December 31, 2007.
(2)	Construction commitments include amounts due under the Right of First Offer Agreement, as amended and restated, with Trump Organization LLC, an entity controlled by Mr. Trump.
(3)	Represents obligations under a services agreement with Mr. Trump.

Off Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

Basis of Presentation

The consolidated financial statements for periods from the filing of the Chapter 11 petition through the emergence from Chapter 11 were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 required separate reporting of certain expenses relating to the Predecessor Company’s Chapter 11 filings as reorganization items.

Upon emergence from Chapter 11, we adopted fresh-start reporting in accordance with SOP 90-7. Under fresh-start reporting, a new entity was deemed to have been created for financial reporting purposes and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values.

As a result of the adoption of fresh-start reporting, the Reorganized Company’s post-emergence financial statements are generally not comparable with the financial statements of the Predecessor Company prior to its emergence from bankruptcy, including the historical financial statements included in this Report. Due to the adoption of fresh-start reporting, the Predecessor and Reorganized Company financial statements are prepared on different bases.

For the purposes of management’s discussion and analysis of financial condition and results of operations, we have combined the period from January 1, 2005 through May 19, 2005 (Predecessor Company) and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) into the year ended December 31, 2005. This combination was performed as we believe it provides for the best comparison of our operating performance for the respective periods. Differences occurring in the periods which were caused by the financial statements being prepared on different bases of accounting are indicated in the following discussion of our financial condition and results of operations.

Results of Operations: Operating Revenues and Expenses

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

The following tables include selected data of our casino properties (in millions).

	Year Ended December 31,
	2007	2006	2005
Gaming revenues
Trump Taj Mahal	$504.1	$525.4	$512.8
Trump Plaza	277.8	298.2	299.6
Trump Marina	239.7	255.6	249.1

Total	$1,021.6	$1,079.2	$1,061.5

Net revenues
Trump Taj Mahal	$489.5	$502.7	$477.7
Trump Plaza	267.7	278.8	273.4
Trump Marina	231.0	244.8	241.1

Total	$988.2	$1,026.3	$992.2

Income (loss) from operations (1)
Trump Taj Mahal	$50.6	$80.4	$173.4
Trump Plaza	(15.6)	20.7	32.3
Trump Marina	(146.9)	36.1	(11.2)
Corporate and other	(58.4)	(35.6)	(100.8)

Total	$(170.3)	$101.6	$93.7

Depreciation and amortization
Trump Taj Mahal	$29.3	$33.9	$38.5
Trump Plaza	19.3	20.0	18.8
Trump Marina	16.6	14.0	15.7
Corporate and other	0.4	0.2	0.2

Total	$65.6	$68.1	$73.2

Goodwill and other asset impairment charges
Trump Taj Mahal	$30.5	$—	$—
Trump Plaza	56.7	—	—
Trump Marina	162.1	—	—
Corporate and other	28.6	—	—

Total	$277.9	$—	$—

Reorganization (income) expense and other related expenses
Trump Taj Mahal	$—	$—	$(104.5)
Trump Plaza	—	—	(17.4)
Trump Marina	—	—	42.1
Corporate and other	—	—	62.9

	$—	$—	$(16.9)

(1)	Income (loss) from operations in 2007 includes $28.8 million of income, net of legal fees, related to the settlement of property tax appeals with the City of Atlantic City and $277.9 million of goodwill and other asset impairment charges.

Results of Operations for the Years Ended December 31, 2007 and 2006

The following is a discussion of each of our properties’ operating results:

Trump Taj Mahal—Gaming revenues decreased $21.3 million resulting primarily from a $23.0 million decline in slot revenues partially offset by an increase in table and other gaming revenues of $1.7 million. Net revenues declined $13.2 million due to the lower gaming revenues partially offset by a $2.4 million increase in hotel room revenue and a $5.7 million reduction in promotional allowances. The increase in hotel room revenue reflects the beneficial effects of improving our hotel room yield. Other revenues were consistent with the prior year as a decrease in entertainment revenue was offset by the retail value of complimentaries redeemed by TrumpONE members. The decrease in promotional allowances reflects reductions in gaming activity and promotional offers to less profitable customer segments.

Income from operations before an intangible asset impairment charge of $30.5 million and $3.6 million of income, net of legal fees, recognized in connection with the settlement of property tax appeals with the City, decreased $2.9 million due to the decrease in net revenues and a $10.3 million reduction in operating costs. Changes in operating expenses included decreases in: payroll and related costs of $7.4 million; depreciation expense of $4.6 million, primarily due to certain fixed assets being fully depreciated as of the end of 2006; entertainment expenses of $1.9 million due to a decrease in entertainment offerings; and gaming taxes of $1.7 million. These decreases were offset by increases in: food and other costs of goods and services of $2.2 million, principally associated with cost of retail items offered through the TrumpOne program; advertising costs of $1.4 million, primarily associated with TrumpONE; and provisions for uncollectible accounts of $1.9 million, associated with the growth in our table games revenues.

Trump Plaza—Net revenues decreased $11.1 million due to a $20.4 million decline in gaming revenues and a $4.3 million decline in food and beverage revenues partially offset by a $2.6 million increase in hotel room revenue and an $11.0 million decrease in promotional allowances. The decrease in gaming revenues was due to an $18.8 million decline in slot revenues and a $1.5 million decline in table revenues. Reductions in promotional allowances reflect the impact of decreased gaming revenues, as well as reductions in hotel room, food and beverage comps and promotions offered to less profitable customer segments. The increase in hotel room revenue reflects the beneficial effects of improving our hotel room yield.

Before consideration of $56.7 million in goodwill and other intangible asset impairment charges and $22.6 million of income, net of legal fees, from the settlement of property tax appeals with the City, income from operations decreased by $2.2 million. The $11.1 million decrease in net revenues was partially offset by an $8.9 million decrease in operating costs. The lower costs and expenses were primarily due to decreases in payroll expenses of $5.9 million and gaming tax expense of $1.7 million, corresponding to the lower gaming revenues. Theses decreases were partially offset by increases in regulatory fees of $1.1 million and insurance costs of $1.2 million.

Trump Marina—Net revenues decreased $13.8 million due to a $15.9 million decrease in gaming revenues and a $2.0 million increase in promotional allowances, partially offset by increases in other revenues of $2.9 million and in hotel room revenues of $0.9 million. The decrease in gaming revenues reflects a $17.8 million decrease in slot revenues and a $1.9 million increase in table and other gaming revenues. The increase in other revenues and promotional allowances was primarily due to the retail value of complimentaries redeemed by TrumpONE members.

During 2007, Trump Marina recognized $162.1 million in goodwill and asset impairment charges and $2.6 million of income, net of legal fees, from the settlement of property tax appeals with the City. In addition, a $1.7 million beneficial settlement with the SJTA was recognized during 2006. Before consideration of these items, income from operations decreased $21.8 million due to the decrease in net revenues and an $8.0 million increase in operating costs. The increase in operating costs was primarily due to a net increase in promotional expenses of $4.3 million, principally associated with the TrumpONE program and other promotional activities, and increases in depreciation expense of $2.6 million and food and other costs of goods and services of $1.2 million. These increases were partially offset by decreases in gaming taxes of $1.2 million and reductions in payroll and related costs of $1.2 million.

Corporate and Development Expenses—Before consideration of $28.6 million in goodwill impairment charges, corporate and development expenses decreased $5.8 million to $29.8 million in 2007 due to a $7.0 million decrease in development expenses and a $2.0 million decrease in stock-based compensation expense. These decreases were offset by a $2.2 million increase in professional fees principally resulting from costs associated with our strategic review of our operations and a $0.9 million increase in severance costs.

Interest Income—Interest income decreased by $2.7 million compared to 2006. This decrease reflects lower average invested cash and cash equivalents from the prior year as we used available cash to fund capital expenditures and interest obligations.

Interest Expense—Interest expense of $131.0 million during 2007 and $130.1 million during 2006, was net of capitalized interest of $4.2 million and $1.2 million, respectively. In addition to increased capitalized interest reflecting capitalized construction costs primarily associated with the new hotel tower at the Trump Taj Mahal, components of interest expense reflect increases in interest expense primarily associated with increased borrowings and decreased interest expense reflecting the repayment of capital lease obligations.

Loss on Early Extinguishment of Debt—In connection with the refinancing of our 2005 Credit Facility during 2007, we recorded a $4.1 million non-cash loss on early extinguishment of debt primarily relating to the write-off of unamortized debt issuance costs associated with the 2005 Credit Facility.

Minority Interests—Following our reorganization, minority interests for the Reorganized Company principally consist of the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. Minority interests in our loss from continuing operations in 2007 are comprised of $60.3 million relating to Mr. Trump’s ownership interest in TER Holdings.

Provision for Income Taxes—Our provision for income taxes in 2007 includes a deferred tax benefit of $49.3 million, a non-cash charge in lieu of taxes of $0.2 million and a current tax provision of $0.2 million. The provision in 2006 includes a non-cash charge in lieu of taxes of $1.9 million and a current state income tax provision of $4.6 million. The 2007 income tax provision has significantly declined due to the lapsing of state legislation requiring an alternative minimum tax assessment in 2006.

Results of Operations for the Years Ended December 31, 2006 and 2005

The following is a discussion of each of our properties’ operating results:

Trump Taj Mahal—Net revenues increased 5.2% to $502.7 million as a result of a $22.8 million increase in our total revenues and a $2.1 million reduction in promotional allowances. Our revenues reflect year over year improvement in all areas of operations including increases in gaming revenues of $12.6 million, room revenues of $2.8 million, food and beverage revenues of $3.3 million and other revenues of $4.1 million. Before consideration of reorganization income of $104.5 million recorded in 2005, our operating expenses increased by $13.4 million, comprised of increases in general and administrative expenses of $6.5 million and increases in all other expenses of $11.6 million partially offset by a $4.6 million decrease in depreciation due to the $49.4 million write-down of net fixed assets during 2005 to reflect fresh-start accounting. The increase in general and administrative costs is principally due to increases in entertainment expenses of $4.0 million, insurance costs of $1.8 million and advertising expenses of $1.2 million partially offset by reductions in customer comp costs and lower utility costs. The increase in our other expenses reflects increased casino operating costs of $7.0 million, primarily due to higher promotional spending targeted to increase casino revenues, $2.2 million in increased rooms and food and beverage costs relating to the increased revenues and $2.4 million in allowances for doubtful accounts offset by decreases in payroll costs.

Trump Plaza—A $1.4 million decrease in gaming revenues, a $2.4 million decrease in food and beverage revenues and a $1.1 million decrease in rooms and other revenues were offset by a $10.4 million reduction in promotional allowances resulting in increased net revenues of $5.4 million. Our gaming revenue decreased $1.4 million reflecting a decrease in slot revenue of $7.1 million driven by the reduction in slot marketing and coin offers offset by an increase in table games revenues of $5.7 million. Food, beverage and other revenues decreased $2.4 million principally due to the closure of a restaurant for remodeling for eight weeks during 2006. The $10.4 million decrease in promotional allowances is primarily a result of a $6.3 million decrease in complimentary food and rooms and a $3.6 million decrease in slot coin marketing offers. Before consideration of reorganization income of $17.4 million recorded in 2005, our total costs and expenses decreased $0.4 million. This decrease reflects a $6.0 million decrease in casino and other operating expenses principally due to payroll reductions of $1.2 million and reductions of casino promotions and complimentary expenses of $4.1 million partially offset by increases in general and administrative expenses of $2.3 million primarily due to increased payroll, severance and other related expenses of $1.7 million and increased rooms and food and beverage expenses of $2.1 million. Our depreciation expense increased by $1.2 million due to the completion of our casino renovation and other completed capital expenditures.

Trump Marina—Net revenues in 2006 increased $3.7 million compared to 2005. Total revenues increased $7.3 million principally due to a $6.5 million increase in gaming revenues. The higher revenues were driven by a $3.6 million increase in promotional allowances which include $3.1 million in additional slot coin offers targeted to increase our slot revenues. General and administrative expenses decreased by $1.0 million reflecting the benefit of a $1.7 million settlement with the SJTA, a $1.3 million reduction in payroll costs and a $1.1 million reduction in utility costs due to the full-year benefit of investments in energy saving initiatives which commenced in late 2005 offset by increases in insurance expenses of $1.2 million, payroll related expenses of $0.8 million, advertising of $0.6 million, property taxes of $0.6 million and other increases of $0.2 million. Depreciation expense decreased $1.7 million reflecting the write-down of fixed assets during 2005 to reflect fresh-start accounting. During 2005, fresh-start accounting expense totaled $42.1 million.

Corporate and Other Expenses—Before consideration of fresh-start accounting and reorganization expenses of $62.9 million and a charge of $8.0 million for ten-year warrants issued to Mr. Trump in connection with the services agreement between the Company and Mr. Trump incurred during 2005, corporate and other expenses increased by approximately $5.7 million for 2006. This increase is due to a $2.3 million increase in development costs principally associated with our unsuccessful efforts to obtain a gaming license in Philadelphia, Pennsylvania, a $2.2 million increase in stock-based compensation and a $1.2 million increase in payroll and other costs.

Interest Income—Interest income increased $7.3 million principally due to higher average cash balances during 2006 as a result of the proceeds received from the sale of Trump Indiana in December 2005.

Interest Expense—Interest expense decreased by approximately $36.3 million, or 21.8%, from the comparable period in 2005. The decrease in interest expense during 2006 was due to the reorganization of our long-term debt in 2005, which resulted in lower principal amounts due and significantly reduced interest rates, repayment of long-term debt of $29.5 million and the capitalization of $1.2 million in interest expense related to our capital construction projects.

Minority Interests—Minority interests in our loss from continuing operations in 2006 are comprised of $5.5 million relating to Mr. Trump’s ownership interest in TER Holdings and $0.1 million for other minority ownership interests in TER Holdings subsidiaries.

Provision for Income Taxes—Our provision for income taxes on continuing operations reflects an expense of $6.5 million. This provision consists of state income taxes of $4.6 million and a non-cash charge in lieu of income taxes of $1.9 million.

Discontinued Operations—Income from discontinued operations in 2006 reflects the settlement of liabilities assumed in connection with the December 2005 sale of our Trump Indiana riverboat casino.

Critical Accounting Estimates

General—Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires our management to make estimates and assumptions about the effects of matters that are inherently uncertain. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Goodwill and Intangible Assets—We have approximately $145.2 million of goodwill and $97.3 million of intangible assets recorded on our balance sheet at December 31, 2007. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and competitive status, operational performance of each of our businesses and financial market valuations of conditions surrounding our business entities and the gaming industry. Events such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming tax rates or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

During 2007, our results were negatively impacted by an increase in regional competition, a partial smoking ban in Atlantic City and a general weakening of the economy. In connection with our annual impairment testing of our goodwill and other intangible assets, we determined that goodwill associated with TER, Trump Marina and Trump Plaza was impaired. We recorded a non-cash goodwill impairment charge of $80.6 million, of which $28.6 million related to TER, $35.1 million related to Trump Marina and $16.9 million related to Trump Plaza. In addition, we determined that certain of our other intangible assets were impaired. We recorded non-cash other intangible asset impairment charges, principally relating to our trademarks, totaling $106.0 million, of which $30.5 million, $35.7 million and $39.8 million related to Trump Taj Mahal, Trump Marina and Trump Plaza, respectively.

The impairment test procedures performed in accordance with our annual impairment testing requires us to make comprehensive estimates of the future cash flows of our reporting units. Due to uncertainties associated with such estimates, actual results could differ from such estimates. A continuation of the previously mentioned conditions may result in the determination that some or all of our remaining goodwill and other intangible assets have become impaired, which could result in additional impairment charges in the future.

Property and Equipment—Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At December 31, 2007, we have approximately $1,630.5 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Events such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets.

During 2007, the circumstances described above which affected our goodwill and other intangible assets, also resulted in the recognition of an impairment charge relating to the property and equipment of Trump Marina. We estimated our future undiscounted cash flows and determined that they were not sufficient to cover the carrying value of the assets of Trump Marina. We subsequently recorded an impairment charge relating to the long-lived assets totaling $91.3 million after comparing the fair value (using a discounted cash flow methodology) to the carrying value. As a result of the competition in our marketplace, the investment of other capital in the Marina district of Atlantic City and the operating performance of Trump Marina during 2007, we reduced the remaining estimated useful life of the building to 20 years in connection with our impairment test.

In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these and other assets.

Trump ONE Liability—Our unified player’s program, Trump ONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. Trump ONE customers may earn “comp dollars” redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At December 31, 2007, $5.7 million was accrued related to comp dollars and $2.3 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the Trump ONE program. Management reviews our accruals for adequacy at the end of each reporting period.

Insurance Accruals—Our insurance policies for employee health, workers’ compensation and general patron liabilities have significant deductible levels on an individual claim basis. We accrue a liability for known workers’ compensation and general patron liabilities based upon a review of individual claims. Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors. Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor. These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels. Management reviews our insurance accruals for adequacy at the end of each reporting period.

Income Taxes—We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with SFAS Statement 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The calculation of our income tax provision following our reorganization is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

Inflation

There was no significant impact on operations as a result of inflation during 2007, 2006 or 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments is the potential loss in fair value arising from adverse changes in interest rates. The following table provides information about our debt obligations that are sensitive to changes in interest rates. The following table also presents principal cash flows and related weighted average interest rates by expected maturity date of our debt obligations.

(Dollars in millions)	2008	2009	2010	2011	2012	Therafter	Total
Fixed rate debt maturities	$—	$—	$—	$—	$—	$1,249.0	$1,249.0
Average interest rate	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Variable rate debt maturities	$3.9	$3.9	$3.9	$3.9	$377.7	$—	$393.3
Average interest rate	8.11%	8.11%	8.11%	8.11%	8.11%

We currently have no outstanding interest rate swaps. From time to time, we enter into interest rate swap agreements to change the proportion of fixed to variable rate debt within parameters established by management. In accordance with these parameters, the agreements are used to manage interest rate risks and cost inherent in our debt portfolio.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements are included in this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of Trump Entertainment Resorts, Inc. as of December 31, 2007 and 2006 (Reorganized Company)

Consolidated Statements of Operations of Trump Entertainment Resorts, Inc. for the years ended December 31, 2007 and 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 (Predecessor Company)

Consolidated Statement of Stockholders’ Equity of Trump Entertainment Resorts, Inc. for the years ended December 31, 2007 and 2006 and for the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 (Predecessor Company)

Consolidated Statements of Cash Flows of Trump Entertainment Resorts, Inc. for the years ended December 31, 2007 and 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 (Predecessor Company)

Consolidated Balance Sheets of Trump Entertainment Resorts Holdings, L.P. as of December 31, 2007 and 2006 (Reorganized Company)

Consolidated Statements of Operations of Trump Entertainment Resorts Holdings, L.P. for the years ended December 31, 2007 and 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 (Predecessor Company)

Consolidated Statement of Partners’ Capital of Trump Entertainment Resorts Holdings, L.P. for the years ended December 31, 2007 and 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 (Predecessor Company)

Consolidated Statements of Cash Flows of Trump Entertainment Resorts Holdings, L.P for the years ended December 31, 2007 and 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 (Predecessor Company)

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II—Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P. Valuation and Qualifying Accounts for the years ended December 31, 2007 and 2006 and the period from May 20, 2005 through December 31, 2005 (Reorganized Company) and for the period from January 1, 2005 through May 19, 2005 (Predecessor Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Trump Entertainment Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Trump Entertainment Resorts, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2007 and 2006 and the periods from May 20, 2005 to December 31, 2005 and January 1, 2005 to May 19, 2005 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Entertainment Resorts, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2007 and 2006, and the periods from May 20, 2005 to December 31, 2005, and January 1, 2005 to May 19, 2005 (Predecessor Company), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trump Entertainment Resorts, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, effective May 20, 2005, the Company received final clearance of all significant contingencies related to the implementation of its plan of reorganization, which had been confirmed on April 5, 2005, by the United States Bankruptcy Court. The Company officially emerged from bankruptcy as of May 20, 2005. In connection with its reorganization, the Company applied fresh-start reporting as of May 20, 2005. The accompanying consolidated balance sheets of the Company at December 31, 2007 and December 31, 2006 and the consolidated results of operations of the Company for the years ended December 31, 2007 and 2006 and the period from May 20, 2005 to December 31, 2005 reflect the impact of the adjustments required under fresh-start reporting. As a result, the consolidated financial statements of the Company are presented on a basis different from those of the Predecessor Company and therefore are not comparable to prior periods.

As discussed in Note 2 to the consolidated financial statements, in connection with the application of fresh-start reporting as of May 20, 2005, the Company early adopted Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Trump Entertainment Resorts Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Trump Entertainment Resorts Holdings, L.P. as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years ended December 31, 2007 and 2006 and the periods from May 20, 2005 to December 31, 2005 and January 1, 2005 to May 19, 2005 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Entertainment Resorts Holdings, L.P. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the periods from May 20, 2005 to December 31, 2005 and January 1, 2005 to May 19, 2005 (Predecessor Company), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective May 20, 2005, the Company received final clearance of all significant contingencies related to the implementation of its plan of reorganization, which had been confirmed on April 5, 2005, by the United States Bankruptcy Court. The Company officially emerged from bankruptcy as of May 20, 2005. In connection with its reorganization, the Company applied fresh-start reporting as of May 20, 2005. The accompanying consolidated balance sheets of the Company at December 31, 2007 and December 31, 2006 and the consolidated results of operations of the Company for the years ended December 31, 2007 and 2006 and the period from May 20, 2005 to December 31, 2005 reflect the impact of the adjustments required under fresh-start reporting. As a result, the consolidated financial statements of the Company are presented on a basis different from those of the Predecessor Company and therefore are not comparable to prior periods.

As discussed in Note 2 to the consolidated financial statements, in connection with the application of fresh-start reporting as of May 20, 2005, the Company early adopted Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Trump Entertainment Resorts, Inc.

We have audited Trump Entertainment Resorts, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trump Entertainment Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Trump Entertainment Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trump Entertainment Resorts, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2007 and December 31, 2006 and the periods from May 20, 2005 to December 31, 2005 and January 1, 2005 to May 19, 2005 (Predecessor Company) and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 13, 2008

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	Reorganized Company
	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$121,309	$100,007
Restricted cash	—	27,375
Accounts receivable, net of allowance for doubtful accounts of $15,925 and $13,032, respectively	45,053	45,342
Accounts receivable, other	6,366	9,000
Inventories	11,235	12,039
Deferred income taxes	7,421	10,351
Other current assets	13,644	13,049

Total current assets	205,028	217,163

Net property and equipment	1,630,453	1,535,057
Other assets:
Restricted cash	52,702	—
Goodwill	145,216	226,480
Trademarks	91,357	197,000
Intangible assets, net of accumulated amortization of $4,599 and $2,787, respectively	5,918	7,730
Deferred financing costs, net of accumulated amortization of $4,031 and $4,279, respectively	17,725	17,914
Property taxes receivable	18,782	—
Other assets, net of reserve of $33,209 and $36,203, respectively	64,030	59,152

Total other assets	395,730	508,276

Total assets	$2,231,211	$2,260,496

Current liabilities:
Accounts payable	$59,741	$33,088
Accrued payroll and related expenses	25,642	28,332
Income taxes payable	8,195	24,904
Partnership distribution payable	250	260
Accrued interest payable	18,102	13,645
Self-insurance reserves	13,016	13,299
Other current liabilities	39,047	31,941
Current maturities of long-term debt	5,646	11,263

Total current liabilities	169,639	156,732

Long-term debt, net of current maturities	1,638,300	1,396,170
Deferred income taxes	100,159	152,414
Other long-term liabilities	31,853	17,017
Minority interest	64,892	125,395
Stockholders' equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,071,021 and 30,990,902 shares issued and outstanding, respectively	31	31
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	460,053	457,772
Accumulated deficit	(233,716)	(45,035)

Total stockholders' equity	226,368	412,768

Total liabilities and stockholders' equity	$2,231,211	$2,260,496

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Reorganized Company			Predecessor Company
	Year Ended December 31,		May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005
	2007	2006
Revenues:
Gaming	$1,021,625	$1,079,245	$663,140	$398,409
Rooms	83,733	77,836	48,257	26,360
Food and beverage	118,959	122,611	77,806	44,198
Other	46,019	43,370	26,833	12,809

	1,270,336	1,323,062	816,036	481,776
Less promotional allowances	(282,101)	(296,783)	(188,254)	(117,337)

Net revenues	988,235	1,026,279	627,782	364,439
Costs and expenses:
Gaming	474,023	481,747	298,190	179,496
Rooms	16,501	12,458	6,079	3,139
Food and beverage	51,260	48,585	30,074	16,860
General and administrative	274,552	278,305	172,693	97,995
Income from settlement of property tax appeals	(30,705)	—	—	—
Corporate and development	26,839	33,120	21,528	5,584
Corporate—related party	2,552	2,363	9,819	775
Goodwill and other asset impairment charges	277,880	—	—	—
Depreciation and amortization	65,632	68,091	37,434	35,753
Reorganization expense (income) and related costs	—	—	9,058	(25,967)

	1,158,534	924,669	584,875	313,635

(Loss) income from operations	(170,299)	101,610	42,907	50,804
Non-operating income (expense):
Interest income	7,553	10,299	2,151	836
Interest expense	(131,034)	(130,144)	(79,602)	(85,678)
Loss on early extinguishment of debt	(4,127)	—	—	—
Interest expense—related party	—	—	—	(1,184)

	(127,608)	(119,845)	(77,451)	(86,026)

Loss before income taxes, minority interests, discontinued operations and extraordinary item	(297,907)	(18,235)	(34,544)	(35,222)
Income tax benefit (provision)	48,975	(6,451)	(11,421)	(2,074)
Minority interests	60,251	5,617	9,631	—

Loss from continuing operations	(188,681)	(19,069)	(36,334)	(37,296)

Income from discontinued operations:
Trump Indiana	—	678	15,658	142,959
Provision for income taxes	—	56	(2,839)	(24,211)
Minority interests	—	(172)	(3,013)	—

Income from discontinued operations	—	562	9,806	118,748

(Loss) income before extraordinary item	(188,681)	(18,507)	(26,528)	81,452
Extraordinary gain on extinguishment of debt	—	—	—	196,932

Net (loss) income	$(188,681)	$(18,507)	$(26,528)	$278,384

Continuing operations	$(6.07)	$(0.62)	$(1.19)	$(1.25)
Discontinued operations	—	0.02	0.32	3.97
Extraordinary gain on extinguishment of debt	—	—	—	6.59

Basic and diluted net (loss) income per share	$(6.07)	$(0.60)	$(0.87)	$9.31

Weighted average shares outstanding:
Basic and diluted	31,086,918	30,920,616	30,533,041	29,904,764

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Predecessor Company:
Balance at December 31, 2004	32,101,493	$321	1,000	$—	$470,566	$(636,400)	$(20,200)	$(185,713)
Net income	—	—	—	—	—	278,384	—	278,384

Balance at May 19, 2005	32,101,493	$321	1,000	$—	$470,566	$(358,016)	$(20,200)	$92,671

Reorganized Company:
Capitalization on May 20, 2005	27,089,849	$27	900	$—	$445,432	$—	$—	$445,459
Compensatory stock warrants expense, net of minority interest of $1,879	—	—	—	—	6,121	—	—	6,121
Warrants converted	52,847	—	—	—	—	—	—	—
Stock-based compensation expense, net of minority interest of $647	—	—	—	—	2,106	—	—	2,106
Issuance of restricted stock	35,000	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(26,528)	—	(26,528)

Balance at December 31, 2005	27,177,696	27	900	—	453,659	(26,528)	—	427,158
Warrants converted	3,377,553	3	—	—	(3)	—	—	—
Stock-based compensation expense, net of minority interest of $1,221	—	—	—	—	3,976	—	—	3,976
Issuance of restricted stock, net	472,462	1	—	—	(1)	—	—	—
Other	(36,809)	—	—	—	141	—	—	141
Net loss	—	—	—	—	—	(18,507)	—	(18,507)

Balance at December 31, 2006	30,990,902	31	900	—	457,772	(45,035)	—	412,768
Stock-based compensation expense, net of minority interest of $768	—	—	—	—	2,501	—	—	2,501
Issuance of restricted stock, net of forfeitures and repurchases	80,052	—	—	—	(220)	—	—	(220)
Other	67	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(188,681)	—	(188,681)

Balance at December 31, 2007	31,071,021	$31	900	$—	$460,053	$(233,716)	$—	$226,368

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Reorganized Company			Predecessor Company
	Year Ended December 31,		May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(188,681)	$(18,507)	$(26,528)	$278,384
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Deferred income taxes	(49,125)	1,930	8,687	—
Minority interest in net loss	(60,251)	(5,445)	(6,618)	—
Depreciation and amortization	65,632	68,091	40,071	38,486
Goodwill and other asset impairment charges	277,880	—	—	—
Loss on early extinguishment of debt	4,127	—	—	—
Accretion of interest income related to property tax settlement	(78)
Amortization of deferred financing costs	2,694	2,631	1,519	665
Provisions for losses on receivables	7,742	5,168	2,330	1,445
Stock-based compensation expense	3,269	5,197	2,753	—
Valuation allowance—CRDA investments	4,346	4,478	2,907	1,731
Compensatory stock warrants	—	—	8,000	—
Non-cash reorganization (income) expense, net	—	—	—	(210,117)
Extraordinary gain on extinguishment of debt	—	—	—	(196,932)
Gain on sale of assets	(1,000)	—	—	—
Other	—	—	(256)	755
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,436)	(13,522)	(9,505)	546
Decrease (increase) in inventories	804	(1,323)	1,219	(485)
(Increase) decrease in other current assets	(628)	(877)	1,427	(2,143)
(Increase) decrease in other assets	(14,404)	6,573	1,543	(816)
Decrease in due to affiliates, net	—	—	(2,767)	(538)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	16,223	(26,556)	(16,327)	60,847
Increase (decrease) in accrued interest payable	4,457	2,128	(73,012)	68,866
(Decrease) increase in other long-term liabilities	(1,180)	(1,411)	(6,026)	3,835

Net cash flows provided by (used in) operating activities including discontinued operations	67,391	28,555	(70,583)	44,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(232,188)	(127,566)	(58,752)	(39,033)
(Increase) decrease in restricted cash	(25,327)	17,630	(45,005)	—
Purchases of CRDA investments	(13,065)	(13,269)	(7,307)	(6,115)
Capitalized interest on construction in progress	(4,202)	(1,191)	—	—
Cash proceeds from sale of Trump Indiana	—	—	227,526	—

Net cash flows (used in) provided by investing activities	(274,782)	(124,396)	116,462	(45,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term loans	540,625	—	150,000	—
Repayment of term loans	(295,125)	(1,500)	(750)	—
Borrowings under revolving credit facility	76,000	—	—	—
Repayment of revolving credit facility	(76,000)	—	—	—
Repayment of other long-term debt	(8,994)	(28,042)	(21,873)	—
Payment of deferred financing costs	(6,563)	(597)	(11,078)	(2,926)
Partnership distributions	(1,030)	(3,020)	—	—
Contributed capital from reorganization	—	—	55,000	—
Cash distributions to noteholders and stockholders	—	—	(41,120)	—
(Repayments of) borrowings from DIP facility, net	—	—	(53,958)	18,172
Repayment of long-term debt, subject to compromise	—	—	—	(13,439)
Other	(220)	453	—	—

Net cash flows provided by (used in) financing activities	228,693	(32,706)	76,221	1,807

Net increase (decrease) in cash and cash equivalents	21,302	(128,547)	122,100	1,188
Cash and cash equivalents at beginning of period	100,007	228,554	106,454	105,266

Cash and cash equivalents at end of period	$121,309	$100,007	$228,554	$106,454

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Reorganized Company
	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$120,357	$99,094
Restricted cash	—	27,375
Accounts receivable, net of allowance for doubtful accounts of $15,925 and $13,032, respectively	45,053	45,342
Accounts receivable, other	6,366	9,000
Inventories	11,235	12,039
Deferred income taxes	1,183	672
Other current assets	13,644	13,049

Total current assets	197,838	206,571

Net property and equipment	1,630,453	1,535,057

Other assets:
Restricted cash	52,702	—
Goodwill	76,362	129,024
Trademarks	91,357	197,000
Intangible assets, net of accumulated amortization of $4,599 and $2,787, respectively	5,918	7,730
Deferred financing costs, net of accumulated amortization of $4,031 and $4,279, respectively	17,725	17,914
Property taxes receivable	18,872	—
Other assets, net of reserve of $33,209 and $36,203, respectively	63,940	59,152

Total other assets	326,876	410,820

Total assets	$2,155,167	$2,152,448

Current liabilities:
Accounts payable	$59,741	$33,088
Accrued payroll and related expenses	25,642	28,332
Income taxes payable	8,195	24,904
Accrued partner distributions	250	260
Accrued interest payable	18,102	13,645
Self-insurance reserves	13,016	13,299
Other current liabilities	39,047	31,941
Current maturities of long-term debt	5,646	11,263

Total current liabilities	169,639	156,732

Long-term debt, net of current maturities	1,638,300	1,396,170
Deferred income taxes	26,198	38,992
Other long-term liabilities	31,849	17,013

Partners’ capital:
Partners’ capital	596,259	594,230
Accumulated deficit	(307,078)	(50,689)

Total partners’ capital	289,181	543,541

Total liabilities and partners’ capital	$2,155,167	$2,152,448

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Reorganized Company			Predecessor Company
	Year Ended December 31,		May 20, 2005 through December 31, 2005	January 1, through May 19, 2005
	2007	2006
Revenues:
Gaming	$1,021,625	$1,079,245	$663,140	$398,409
Rooms	83,733	77,836	48,257	26,360
Food and beverage	118,959	122,611	77,806	44,198
Other	46,019	43,370	26,833	12,809

	1,270,336	1,323,062	816,036	481,776
Less promotional allowances	(282,101)	(296,783)	(188,254)	(117,337)

Net revenues	988,235	1,026,279	627,782	364,439
Costs and expenses:
Gaming	474,023	481,747	298,190	179,496
Rooms	16,501	12,458	6,079	3,139
Food and beverage	51,260	48,585	30,074	16,860
General and administrative	274,552	278,305	172,693	97,995
Income from settlement of property tax appeals	(30,705)	—	—	—
Corporate and development	26,839	33,120	21,528	5,584
Corporate—related party	2,552	2,363	9,819	775
Goodwill and other asset impairment charges	249,278	—	—	—
Depreciation and amortization	65,632	68,091	37,434	35,753
Reorganization expense (income) and related costs	—	—	9,058	(25,967)

	1,129,932	924,669	584,875	313,635

(Loss) income from operations	(141,697)	101,610	42,907	50,804
Non-operating income (expense):
Interest income	7,514	10,271	2,151	836
Interest expense	(131,034)	(130,144)	(79,602)	(85,678)
Loss on early extinguishment of debt	(4,127)	—	—	—
Interest expense—related party	—	—	—	(1,184)

	(127,647)	(119,873)	(77,451)	(86,026)

Loss before income taxes, minority interest, discontinued operations and extraordinary item	(269,344)	(18,263)	(34,544)	(35,222)
Income tax benefit (provision)	12,955	(5,151)	(6,434)	(2,074)
Minority interest	—	150	—	—

Loss from continuing operations	(256,389)	(23,264)	(40,978)	(37,296)

Income from discontinued operations:
Trump Indiana	—	678	15,658	142,959
Provision for income taxes	—	56	(2,839)	(24,211)

Income from discontinued operations	—	734	12,819	118,748

(Loss) income before extraordinary item	(256,389)	(22,530)	(28,159)	81,452
Extraordinary gain on extinguishment of debt	—	—	—	196,932

Net (loss) income	$(256,389)	$(22,530)	$(28,159)	$278,384

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(In thousands)

	Partners’ Capital	Accumulated Deficit	Treasury Stock	Total Partners’ Capital
Predecessor Company:
Balance at December 31, 2004	$667,503	$(832,677)	$(20,200)	$(185,374)
Net income	—	278,384	—	278,384

Balance at May 19, 2005	$667,503	$(554,293)	$(20,200)	$93,010

Reorganized Company:
Capitalization of partnership on May 20, 2005	$582,300	$—	$—	$582,300
Stock-based compensation expense	2,753	—	—	2,753
Compensatory stock warrants	8,000	—	—	8,000
Partnership distributions	(3,041)	—	—	(3,041)
Net loss	—	(28,159)	—	(28,159)

Balance at December 31, 2005	590,012	(28,159)	—	561,853
Stock-based compensation expense	5,197	—	—	5,197
Partnership distributions	(979)	—	—	(979)
Net loss	—	(22,530)	—	(22,530)

Balance at December 31, 2006	594,230	(50,689)	—	543,541
Stock-based compensation expense, net of forfeitures and repurchases	3,049	—	—	3,049
Partnership distributions	(1,020)	—	—	(1,020)
Net loss	—	(256,389)	—	(256,389)

Balance at December 31, 2007	$596,259	$(307,078)	$—	$289,181

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Reorganized Company			Predecessor Company
	Year Ended December 31,		May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(256,389)	$(22,530)	$(28,159)	$278,384
Adjustments to reconcile net (loss) income to net cash flows provided by (used in) operating activities:
Deferred income taxes	(13,105)	630	3,700	—
Minority interest in net loss	—	(150)	—	—
Depreciation and amortization	65,632	68,091	40,071	38,486
Goodwill and other asset impairment charges	249,278	—	—	—
Loss on early extinguishment of debt	4,127	—	—	—
Accretion of interest income related to property tax settlement	(78)	—	—	—
Amortization of deferred financing costs	2,694	2,631	1,519	665
Provisions for losses on receivables	7,742	5,168	2,330	1,445
Stock-based compensation expense	3,269	5,197	2,753	—
Valuation allowance—CRDA allowance	4,346	4,478	2,907	1,731
Compensatory stock warrants	—	—	8,000	—
Non-cash reorganization income, net	—	—	—	(210,117)
Extraordinary gain on extinguishment of debt	—	—	—	(196,932)
Loss on sale of assets	(1,000)	—	—	—
Other	—	—	(256)	755
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,436)	(13,522)	(9,505)	546
Decrease (increase) in inventories	804	(1,323)	1,219	(485)
(Increase) decrease in other current assets	(628)	(877)	1,427	(2,143)
(Increase) decrease in other assets	(14,404)	6,573	1,543	(816)
Decrease in due to affiliates, net	—	—	(2,767)	(538)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	16,223	(26,556)	(16,323)	60,847
Increase (decrease) in accrued interest payable	4,457	2,128	(73,012)	68,866
(Decrease) increase in other long-term liabilities	(1,180)	(1,411)	(6,030)	3,835

Net cash flows provided by (used in) operating activities including discontinued operations	67,352	28,527	(70,583)	44,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(232,188)	(127,566)	(58,752)	(39,033)
(Increase) decrease in restricted cash	(25,327)	17,630	(45,005)	—
Purchases of CRDA investments	(13,065)	(13,269)	(7,307)	(6,115)
Capitalized interest on construction in progress	(4,202)	(1,191)	—	—
Cash proceeds from sale of Trump Indiana	—	—	227,526	—

Net cash flows (used in) provided by investing activities	(274,782)	(124,396)	116,462	(45,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term loans	540,625	—	150,000	—
Repayments of term loan	(295,125)	(1,500)	(750)	—
Borrowings under revolving credit facility	76,000	—	—	—
Repayments of revolving credit facility	(76,000)	—	—	—
Repayment of other long-term debt	(8,994)	(28,042)	(21,873)	—
Payment of deferred financing costs	(6,563)	(597)	(11,078)	(2,926)
Partnership distributions	(1,030)	(3,760)	—	—
Contributed capital from reorganization	—	—	55,000	—
Cash distributions to noteholders and stockholders	—	—	(41,120)	—
(Repayments of) borrowings from DIP facility, net	—	—	(53,958)	18,172
Repayment of long-term debt, subject to compromise	—	—	—	(13,439)
Other	(220)	312	—	—

Net cash flows provided by (used in) financing activities	228,693	(33,587)	76,221	1,807

Net increase (decrease) in cash and cash equivalents	21,263	(129,456)	122,100	1,188
Cash and cash equivalents at beginning of period	99,094	228,550	106,450	105,262

Cash and cash equivalents at end of period	$120,357	$99,094	$228,550	$106,450

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1)	Organization

The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER,” formerly Trump Hotels & Casino Resorts, Inc.), a Delaware corporation, its majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings,” formerly Trump Hotels & Casino Resorts Holdings, L.P. “THCR”), a Delaware limited partnership, and their respective subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through TER Holdings and its wholly owned subsidiaries we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) each in Atlantic City, New Jersey. During September 2005, TER Keystone Development Co., LLC (“TER Keystone”) was formed by TER Holdings to pursue a gaming license in Philadelphia, Pennsylvania, see Note 18. Prior to the December 2005 sale of our former subsidiary Trump Indiana, Inc. (“Trump Indiana”), we also owned and operated a riverboat casino in Gary, Indiana. See Note 16 for additional information regarding this discontinued operation.

TER beneficially owns an approximate 76.5% profits interest in TER Holdings, as both a general and limited partner, and Donald J. Trump (“Mr. Trump”) owns directly and indirectly an approximate 23.5% profits interest in TER Holdings, as a limited partner. Mr. Trump’s limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER’s Common Stock, par value $0.001 per share (the “TER Common Stock”) (subject to certain adjustments), which, if exchanged, would give Mr. Trump an aggregate ownership of approximately 26.2% of the TER Common Stock (including shares currently held directly by Mr. Trump) or approximately 28.8% assuming currently exercisable warrants held by Mr. Trump were exercised. Mr. Trump also holds 900 shares of TER’s Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”). The Class B Common Stock has the voting equivalency of the 9,377,484 shares of TER Common Stock for which his limited partnership interests in TER Holdings may be exchanged, and generally votes on all matters with the TER Common Stock as a single class. The Class B Common Stock is redeemable at par to the extent that Mr. Trump exchanges his limited partnership interests in TER Holdings for TER Common Stock and is not entitled to receive any dividends.

(2)	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all significant intercompany transactions. We view each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment.

Reorganization and Emergence from Chapter 11—On November 21, 2004, Trump Hotels & Casino Resorts, Inc. and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”), as part of a prearranged plan of reorganization. While in bankruptcy, the Debtors continued to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. The term “Predecessor Company” refers to the Company and its subsidiaries for periods prior to and including May 19, 2005, and the term “Reorganized Company” refers to the Company and its subsidiaries for periods on and subsequent to May 20, 2005.

On April 5, 2005, the Bankruptcy Court entered an order confirming the Second Amended and Restated Joint Plan of Reorganization, dated March 30, 2005, of the Debtors, as amended (the “Plan”). The Plan became effective on May 20, 2005 (the “Effective Date”), at which time all material conditions to the Plan were satisfied and the Debtors emerged from Chapter 11.

From the filing of the Chapter 11 petition to the Effective Date, our Predecessor Company operated as debtors-in-possession under the jurisdiction of the Bankruptcy Court. Accordingly, the consolidated financial statements for periods from the filing of the Chapter 11 petition through the emergence from Chapter 11 were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 required the reporting of pre-petition liabilities subject to compromise separately on the balance sheet at an estimate of the amount ultimately allowable by the Bankruptcy Court. SOP 90-7 also required separate reporting of certain expenses relating to the Debtors’ Chapter 11 filings as reorganization items. See Note 12 for a summary of reorganization expenses.

Upon emergence from Chapter 11, we adopted fresh-start reporting in accordance with SOP 90-7. Under fresh-start reporting, a new entity was deemed to have been created for financial reporting purposes and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values.

As a result of the adoption of fresh-start reporting, the Reorganized Company’s post-emergence financial statements are generally not comparable with the financial statements of the Predecessor Company prior to its emergence from bankruptcy, including the historical financial statements included in this annual report. Due to the adoption of fresh-start reporting, the Predecessor and Reorganized Company financial statements are prepared on different bases. See Note 12 for a condensed balance sheet which shows the impact of fresh-start accounting at May 20, 2005.

Under the terms of the Plan, any of the Reorganized Company’s Senior Secured Notes, cash, common stock or Class A Warrants issued to the Plan’s disbursing agent and not distributed as of May 20, 2006, reverted to the Reorganized Company. Undistributed amounts included $1,038 in Senior Secured Notes, $414 in cash and 36,809 shares of TER Common Stock. Goodwill has been reduced by $1,442 and our Senior Secured Notes have been reduced by $1,038 to reflect this matter.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—We consider cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash—Restricted cash at December 31, 2007 includes the unused proceeds from borrowings under our Credit Facility, which are restricted to fund construction of a new hotel tower at Trump Taj Mahal, and $8,382 of interest bearing cash collateral for outstanding letters of credit. Restricted cash at December 31, 2006 represented a portion of the proceeds from the sale of Trump Indiana placed in an escrow account pending the payment and resolution of various liabilities relating to the sold entity.

Revenue Recognition and Allowance for Doubtful Accounts—The majority of our revenue is derived from gaming activities. As our gaming revenues are primarily generated from cash transactions, our revenues do not typically require the use of estimates. Gaming revenues represent the difference between amounts of gaming wins and losses. Revenues from hotel and other services are recognized at the time the related services are performed. We extend credit on a discretionary basis to certain qualified patrons. Our casino properties establish credit limits for approved casino customers following investigations of creditworthiness. We maintain an allowance for doubtful accounts based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change based on the actual collection experience with each returned marker.

Inventories—Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market value.

Property and Equipment—The carrying value of property and equipment acquired prior to May 20, 2005, is based on its allocation of reorganization value and is being depreciated on the straight-line method using rates based on the estimated remaining useful lives. Property and equipment acquired on or after May 20, 2005, is recorded at cost. Property and equipment is depreciated on the straight-line method using rates based on the estimated useful lives as follows:

Buildings and building improvements	20 – 40 years
Furniture, fixtures and equipment	3 – 10 years

Depreciation expense includes amortization of assets under capital lease obligations.

Capitalized Interest—We capitalize interest for associated borrowing costs of construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 2007 and 2006 was $4,202 and $1,191, respectively.

Impairment of Long-lived Assets—In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), when events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows was less than the carrying amount of the assets, an impairment loss would be recorded. The impairment loss would be measured on a location by location basis by comparing the fair value of the asset with its carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition. See Note 5 regarding impairment charges recorded during 2007.

Goodwill and Other Intangible Assets—In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we amortize intangible assets over their estimated useful lives unless we determined their lives to be indefinite. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. SFAS 142 requires that we perform impairment tests more frequently than annually if events or circumstances indicate that the value of goodwill or intangible assets with indefinite lives might be impaired. Goodwill represents our reorganization value in excess of amounts allocable to identifiable assets. Goodwill was allocated to our operating entities based primarily upon an independent appraisal. See Note 6 regarding goodwill and other intangible asset impairment charges recorded during 2007 resulting from our annual impairment test.

Deferred Financing Costs—Financing costs, including underwriters’ discounts and direct transactional fees associated with the issuance of debt, are capitalized as deferred financing costs and are amortized to interest expense over the terms of the related debt.

Self-insurance Reserves—Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

Promotional Allowances—The retail value of accommodations, food, beverage and other services provided to patrons without charge is included in revenues and deducted as promotional allowances. The estimated costs of providing such promotional allowances are included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of the following:

	Reorganized Company			Predecessor Company
	Year Ended December 31,		May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005
	2007	2006
Rooms	$24,463	$25,346	$17,281	$10,536
Food and beverage	74,202	79,772	49,871	29,834
Other	10,686	9,364	5,257	2,219

	$109,351	$114,482	$72,409	$42,589

Cash discounts based upon a negotiated amount with each affected patron are recognized as promotional allowances on the date the related revenue is recorded. Cash-back program awards that are given to patrons based upon earning points for future awards are accrued as the patron earns the points. The amounts are recorded as promotional allowances in the statements of operations.

Advertising Expense—We expense advertising costs as they are incurred. Advertising expense was $14,483, $11,885, $7,232 and $4,378 for the years ended December 31, 2007 and 2006, the period from May 20, 2005 through December 31, 2005 and the period from January 1, 2005 through May 19, 2005, respectively.

Derivative Instruments and Hedging Activities—We account for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivatives Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” We recognize derivatives on the balance sheet at fair value.

We currently have no outstanding interest rate swaps. From time to time, we enter into interest rate swap agreements to change the proportion of fixed to variable rate debt within parameters established by management. In accordance with these parameters, the agreements are used to manage interest rate risks and cost inherent in our debt portfolio.

Income Taxes—The provision for income taxes included in the respective statements of operations of TER and TER Holdings differs because of the tax status of these entities. TER Holdings’ provision for income taxes includes only state income tax provisions and balances because of its status as a partnership for federal tax purposes.

Minority Interests—TER reports Mr. Trump’s direct and indirect 23.5% limited partnership interest in TER Holdings and other parties’ interests in its less than 100%-owned, consolidated subsidiaries as minority interests. Minority interests are adjusted by the proportionate share of the less than 100%-owned subsidiaries’ earnings (losses) and partner distributions to the minority interest holders.

Stock-based Compensation—Effective May 20, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the fair value of equity awards for new awards and previously granted awards that are not yet fully vested on the adoption date to be recognized in the financial statements. Compensation expense is recognized on a straight-line basis over the vesting period.

Our Predecessor Company followed the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock-based compensation awards. Under APB 25, no compensation expense was reflected in net income as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported including the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for our fiscal year beginning January 1, 2009. Earlier adoption is prohibited. We are currently evaluating the effect that the adoption of SFAS 160 will have on our consolidated financial statements, including the presentation of minority interests in our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). This Statement retained the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R), which is broader in scope than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the purchase method) to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) also makes certain other modifications to SFAS 141. We are required to apply the provisions of SFAS 141(R) to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is prohibited. We do not expect the adoption of SFAS 141(R) to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS 159 is effective for our fiscal year beginning January 1, 2009. We are currently evaluating whether to adopt the fair value option under SFAS 159 and evaluating what impact such adoption would have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), delaying the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect that the adoption of SFAS 157 will have a material effect on our consolidated financial statements and are currently evaluating the effects of the deferment provisions of FSP 157-2.

(3)	Settlement of Property Tax Appeals

On November 7, 2007, we entered into a stipulation of settlement with the City of Atlantic City (“City”) to settle a series of appealed real property tax assessments relating to Trump Taj Mahal, Trump Plaza and Trump Marina for various tax years through 2007. Under the terms of the agreement, we will receive a refund of $34,000 relating to previously paid taxes consisting of (i) $12,000 in cash, which was received on December 7, 2007 and (ii) $22,000 in credits to be applied against future real property tax payments as follows: $4,000 per year in 2009, 2010 and 2011 and $5,000 per year in 2012 and 2013.

The present value of the settlement was $30,705 and is reflected on the 2007 statement of operations as Income from settlement of property tax appeals. The present value of the future real property tax credits is reflected on the consolidated balance sheet as long-term property taxes receivable. In addition, included in general and administrative expenses in 2007 is $1,927 in legal fees incurred in connection with the settlement.

(4)	TrumpONE Unified Player’s Program

In June 2007, we implemented the TrumpONE unified player’s program (“TrumpONE”), our new, company-wide customer loyalty program. Under TrumpONE, our customers are able to accumulate complimentary dollars (“comp dollars”) based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items. Unredeemed comp dollars are subject to the terms of the TrumpONE program, including forfeiture based upon the lapsing of time. We record the cost of comp dollars as a gaming expense when earned by our customers. The retail value of the complimentary food, beverage and other retail items is recorded as revenue with an offset to promotional allowances at the time our customers redeem comp dollars. We recorded $4,261 of gaming expense in June 2007 to record the initial comp dollar liability, including consideration of estimated forfeitures. As of December 31, 2007, we have $5,656 accrued for our outstanding comp dollar liability.

In addition to comp dollars, our customers have the ability to earn points based on slot machine or table games play that are redeemable in cash (“cash-back points”). We historically have accrued the cost of cash-back points, after consideration of estimated forfeitures, as they are earned. The cost is recorded in promotional allowances.

Customers may also receive discretionary complimentary rooms, food and beverage and other services which are expensed as incurred.

(5)	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007	2006
Land and land improvements	$424,964	$467,731
Building and building improvements	1,017,698	974,511
Furniture, fixtures and equipment	195,405	151,334
Construction in progress	126,751	43,618

	1,764,818	1,637,194
Less accumulated depreciation and amortization	(134,365)	(102,137)

Net property and equipment	$1,630,453	$1,535,057

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During 2007, our results were negatively impacted principally due to increased regional competition and a partial smoking ban in Atlantic City. As a result, we performed an impairment test in accordance with SFAS 144.

Based upon our review, the sum of the estimated undiscounted future cash flows expected to be generated by the long-lived asset group of Trump Marina was less than the carrying value of those assets. We estimated the fair value of the asset group using a discounted cash flow methodology among other valuation metrics and sought the assistance of an independent valuation firm. We recorded an asset impairment charge totaling $91,271, which was allocated to the asset group on a pro-rata basis based upon the carrying value of the assets in accordance with SFAS 144. The impairment charge is included in Goodwill and other asset impairment charges in the 2007 statement of operations. Additionally, as a result of the competition in our marketplace, the investment of other capital in the Marina district of Atlantic City and the operating performance of Trump Marina during 2007, we reduced the estimated remaining useful life of the building to 20 years in connection with our impairment test.

(6)	Intangible Assets and Goodwill

In accordance with SFAS 142, we performed our annual goodwill and other intangible asset impairment test as of October 1, 2007. With the assistance of an independent valuation firm, we used discounted cash flow, market capitalization and market multiple methodologies in our determination of the estimated fair value of our reporting units. Our estimated future cash flows assumed under the discounted cash flow approach were negatively impacted by the recent increase in regional competition, the partial smoking ban in Atlantic City and a general weakening of the economy.

Based upon the results of our impairment testing, we determined that our trademarks relating to Trump Taj Mahal, Trump Marina and Trump Plaza and goodwill relating to TER, Trump Marina and Trump Plaza were impaired. As a result, we recognized goodwill and other intangible asset impairment charges totaling $186,609, of which $28,602 related to TER, $30,447 related to Trump Taj Mahal, $70,858 related to Trump Marina and $56,702 related to Trump Plaza.

The impairment test procedures performed in accordance with SFAS 142 require management to make comprehensive estimates of the future cash flows of our reporting units. Due to uncertainties associated with such estimates, actual results could differ from such estimates. A continuation of the previously mentioned conditions may result in the determination that some or all of our remaining goodwill and other intangible assets have become impaired, which could result in additional impairment charges.

Intangible assets consist of the following:

	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks	$91,357		$91,357	$197,000		$197,000
Other intangible assets:
Leasehold interests (weighted average useful life—1.6 years)	$517	$(486)	$31	$517	$(479)	$38
Customer relationships (weighted average useful life— 7 years)	10,000	(4,113)	5,887	10,000	(2,308)	7,692

Total other intangible assets	$10,517	$(4,599)	$5,918	$10,517	$(2,787)	$7,730

These intangible assets were recorded at May 20, 2005, as a part of our fresh-start reporting, see Note 12. We recorded amortization expense of $1,436 and $1,615 for the years ended December 31, 2007 and 2006, respectively, and $1,172 for the period from May 20, 2005 through December 31, 2005.

Future amortization expense of our amortizable intangible assets for each of the years ended December 31, is as follows:

2008	$1,347
2009	1,347
2010	1,347
2011	1,347
2012	530
Thereafter	—

A rollforward of goodwill for the period from December 31, 2005 to December 31, 2007 is as follows:

	TER	TER Holdings
Balance, December 31, 2005	$238,045	$139,289
Undistributed amounts in connection with Predecessor Company's reorganization plan	(1,442)	(1,442)
Reduction in Trump Indiana income tax accrual	(8,193)	(8,193)
Charge in lieu of income taxes	(1,930)	(630)

Balance, December 31, 2006	226,480	129,024
Goodwill impairment charges	(80,590)	(51,988)
Charge in lieu of income taxes	(200)	(200)
Reduction in Trump Indiana income tax accrual	(481)	(481)
Other	7	7

Balance, December 31, 2007	$145,216	$76,362

The difference in goodwill between TER Holdings and TER is primarily related to the recognition of an additional federal deferred tax liability due to TER’s status as a corporation.

(7)	Long-term Debt

Long-term debt consists of the following:

	December 31,
	2007	2006
Long-term debt:
Senior Secured Credit Facilities:
2007 Credit Facility:
Term Loan, matures December 21, 2012, interest and principal payments due quarterly at LIBOR plus 3.2% (8.11% at December 31, 2007)	$393,250	$—
2005 Credit Facility:
Term Loans	—	147,750

	393,250	147,750
Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,962
Other:
Capitalized lease obligations, payments due at various dates from 2007 through 2009, secured by slot and other equipment, interest at 4.3% to 11.2%	1,727	10,721

Total long-term debt	1,643,946	1,407,433

Less: current maturities	(5,646)	(11,263)

Long-term debt, net of current maturities	$1,638,300	$1,396,170

Senior Secured Credit Facility—On December 21, 2007, TER and TER Holdings entered into an agreement for a $493,250 senior secured credit facility (the “2007 Credit Facility”). Under the 2007 Credit Facility, TER Holdings borrowed $393,250 which was to be used to (i) refinance all amounts outstanding under its Credit Agreement dated May 20, 2005 (the “2005 Credit Facility”), (ii) pay fees and expenses incurred in connection with the 2007 Credit Facility and the refinancing of the 2005 Credit Facility, (iii) fund construction of the new hotel tower at Trump Taj Mahal, and (iv) provide financing for working capital, capital expenditures and other general corporate purposes. The 2007 Credit Facility also provides for the availability of $100,000 of additional funds prior to December 21, 2008, subject to the satisfaction of standard conditions. To the extent amounts available under the 2007 Credit Facility have not been drawn by TER Holdings by December 21, 2008, the lenders will have the option to direct that such amounts be funded to TER Holdings. The 2007 Credit Facility matures on December 21, 2012 and must be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to the final year. At December 31, 2007, we had $100,000 available under the 2007 Credit Facility.

TER Holdings incurred $6,563 of costs associated with entering into the 2007 Credit Facility. TER Holdings recorded a $4,127 non-cash loss on early extinguishment of debt during the year ended December 31, 2007 relating to the write-off of unamortized debt issuance costs associated with the 2005 Credit Facility.

Borrowings under the 2007 Credit Facility are secured by a first priority security interest in substantially all of the assets of TER Holdings and it subsidiaries. TER Holdings’ obligations under the 2007 Credit Facility are guaranteed by TER and certain of its direct and indirect subsidiaries. We and our subsidiaries are subject to a number of affirmative and negative covenants. The 2007 Credit Facility restricts our ability to make certain distributions or pay dividends. At December 31, 2007, we were in compliance with the covenants.

The 2005 Credit Facility consisted of (i) a revolving credit facility in the amount of $200,000, (ii) a single-draw term loan facility in the amount of $150,000, which was drawn on the Effective Date, and (iii) a delayed draw term loan facility in the amount of $150,000, which was restricted to fund construction of the new hotel tower at Trump Taj Mahal.

A portion of the proceeds from the single-draw term loan was utilized to pay off amounts outstanding under the debtor-in-possession financing, which occurred on the Effective Date. During May 2007, we borrowed $147,375 under the delayed draw term loan facility. As required under the terms of the senior secured notes, the proceeds from the delayed draw term loan facility are being used in connection with the construction of the new hotel tower at Trump Taj Mahal. At December 31, 2007 unused proceeds from the delayed draw term loan totaling $44,320 are reflected as restricted cash.

Senior Secured Notes—On the Effective Date, TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”), issued $1,250,000 of Senior Secured Notes (“Senior Notes”). These Senior Notes were used to pay distributions under the Plan. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum. $1,038 of the Senior Secured Notes were returned to us under the terms of the Predecessor Company’s Bankruptcy Plan and retired during 2006. During June 2007, we were notified by our bond trustee of the issuance of $7 in additional Senior Notes as a result of a clerical adjustment in the original issuance. As such, we recorded additional outstanding Senior Notes and increased our goodwill by $7 as these notes were issued as part of our reorganization.

$730,000 of the aggregate principal amount of the Senior Notes is nonrecourse to the issuers and to the partners of TER Holdings (the “Qualified Portion”). $520,000 of the aggregate principal amount of the Senior Notes is recourse to the issuers and to TER, in its capacity as general partner of TER Holdings (the “Non-Qualified Portion”).

The Non-Qualified Portion and Qualified Portion are recalculated on a periodic basis no less frequently than annually based on certain tax considerations, provided that in no event will the Qualified Portion exceed $730,000 in aggregate principal amount of Senior Notes.

TER Funding has no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of our Senior Notes. All other subsidiaries of TER Holdings, except a minor non-guarantor subsidiary (the “Guarantors”), are guarantors of the Senior Notes on a joint and several basis. TER Holdings and TER Funding have no independent assets or operations from the Guarantors. Therefore, condensed consolidating financial statements are not presented.

The Senior Notes are senior obligations of the issuers and are guaranteed on a senior basis by the Guarantors and rank senior in right of payment to the issuers’ and Guarantors’ future subordinated indebtedness. The Senior Notes are secured by substantially all of our real property and incidental personal property, subject to liens securing amounts borrowed under the 2007 Credit Facility and certain permitted prior liens. Because amounts borrowed under the 2007 Credit Facility are secured by substantially all the assets of the issuers and the Guarantors on a priority basis, the Senior Notes are effectively subordinated to amounts borrowed under the 2007 Credit Facility.

The issuers and Guarantors of the Senior Notes are subject to certain covenants under the indenture governing the Senior Notes. Under these covenants, TER Holdings and its guarantor subsidiaries are subject to limitations on the incurrence of additional indebtedness and payment of dividends. In addition, the ability of Trump Taj Mahal, Trump Plaza or Trump Marina to make payments to TER may be restricted by the New Jersey Casino Control Commission (the “CCC”).

Mortgage Notes (Predecessor Company)—Prior to the filing of the Chapter 11 petition, we and certain of our subsidiaries had issued first and second mortgage notes (”Mortgage Notes”). On May 20, 2005, these Mortgage Notes were cancelled as a result of the reorganization described in Note 2. Upon consummation of the Plan, the Mortgage Notes were exchanged for cash, Senior Notes and TER Common Stock (subject to an election mechanism whereby holders of such notes could maximize the Senior Notes or TER Common Stock received by such holders). Holders of first Mortgage Notes were also entitled to receive the proceeds of the exercise of Class A Warrants issued on the Effective Date, or, to the extent Class A Warrants are not exercised, the shares of TER Common Stock reserved for issuance upon exercise of such warrants, as well as other consideration pursuant to the Plan. The difference between the carrying value of the Mortgage Notes and the value received in exchange has been recorded as an extraordinary gain in the Predecessor Company’s statement of operations for the period January 1, 2005 through May 19, 2005.

Long-term debt and capital lease obligations mature as follows:

Year Ended December 31,	Long-term debt	Captial lease obligations	Total
2008	$3,933	$1,867	$5,800
2009	3,933	16	3,949
2010	3,933	—	3,933
2011	3,933	—	3,933
2012	377,518	—	377,518
Thereafter	1,248,969	—	1,248,969

Total	1,642,219	1,883	1,644,102
Less: amount representing interest	—	(156)	(156)

Total	$1,642,219	$1,727	$1,643,946

(8)	Income Taxes

Our income tax provision (benefit) attributable to continuing operations and discontinued operations is as follows:

	Reorganized Company			Predecessor Company
	Year Ended December 31,		May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005
	2007	2006
Continuing operations	$(48,975)	$6,451	$11,421	$2,074
Discontinued operations	—	(56)	2,839	24,211

	$(48,975)	$6,395	$14,260	$26,285

The income tax provision attributable to income (loss) from continuing operations before income taxes is as follows:

	Reorganized Company			Predecessor Company
	Year Ended December 31,		May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005
	2007	2006
Current—federal	$103	$—	$—	$—
Deferred—federal	(36,020)	—	—	—

Provision for federal income taxes	(35,917)	—	—	—

Current—state	47	4,521	2,734	2,074
Deferred—state	(13,305)	—	—	—

Provision for state income taxes	(13,258)	4,521	2,734	2,074

Non-cash charge in lieu of taxes	200	1,930	8,687	—

	$(48,975)	$6,451	$11,421	$2,074

Our current federal income tax provision reflects the utilization of net operating loss carryforwards and our deferred income tax provision reflects the impact of a reduction in our net deferred tax liabilities. The non-cash charge in lieu of taxes represents the utilization of pre-reorganization tax benefits that are reflected as a reduction to goodwill. The difference between TER’s and TER Holdings’ tax provision is due to a federal deferred tax benefit of $36,020 for the year ended December 31, 2007 and a non-cash charge-in-lieu of taxes of $1,300 and $4,987 for the year ended December 31, 2006 and the period from May 20, 2005 through December 31, 2005, respectively, because of TER’s status as a corporation for federal income taxes.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosures and transition.

At December 31, 2007, we had unrecognized tax benefits of approximately $35,337 (including interest) of which $7,053 would affect our effective tax rate, if recognized. The application of FIN 48 did not have an impact on stockholders’ equity or partners’ capital on the date of adoption. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,195 could be settled during the next twelve months.

The following table summarizes the activity related to our unrecognized tax benefits:

Unrecognized tax benefits at January 1, 2007	$26,400
Increases (decreases) related to current year tax positions	316
Increases (decreases) related to prior year tax positions	340
Decreases related to settlements with taxing authorities	—
Decreases resulting from the expiration of the statute of limitations	—

Unrecognized tax benefits at December 31, 2007	$27,056

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. During the year ended December 31, 2007, we recognized approximately $2,506 in potential interest associated with uncertain tax positions. At December 31, 2007, we had approximately $8,281 accrued for the payment of interest on uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions of the Reorganized Company, amounts accrued will be reduced and reflected as a reduction of interest expense. To the extent interest is not assessed with respect to uncertain tax positions of the Predecessor Company, amounts accrued prior to the reorganization date will be reduced and the impact will reduce goodwill in accordance with Emerging Issues Task Force Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).

Federal and State Income Tax Audits

Tax years 2005 through 2007 remain subject to examination by the federal tax authority. Tax years 1995 through 2007 remain subject to examination by state tax jurisdictions.

At December 31, 2007, we have accrued $675 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of Trump Indiana to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon IRS audit adjustments for 1996 through 2004. During 2007, we have reduced goodwill by $482 in accordance with EITF 93-7 to reflect the settlement of Pre-Reorganization tax audits related to Trump Indiana. Additionally, we have accrued a liability of $5,731 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star (the “Stock Purchase Agreement”), TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005.

Prior to 2007, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. This alternative minimum tax assessment expired as of December 31, 2006 and therefore we have not recorded a provision for New Jersey state alternative minimum taxes in 2007. We have asserted our position that New Jersey partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At December 31, 2007, we have accrued $26,086 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

A reconciliation of our federal income tax at the federal statutory rate to our income tax provision from continuing operations is as follows:

	Reorganized Company			Predecessor Company
	Year Ended December 31,		May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005
	2007	2006
Federal statutory rate	$(104,267)	$(6,382)	$(12,090)	$(12,328)
State taxes, net of federal benefit	(8,618)	2,939	1,777	1,348
Permanent differences, net	1,715	1,170	14,051	12,583
Goodwill impairment	28,207	—	—	—
Minority interest on land and trademark impairment	15,722	—	—	—
Non-cash charge-in-lieu of income taxes	200	1,930	8,687	—
Valuation allowance	17,964	6,794	(1,123)	414
Other, net	102	—	119	57

	$(48,975)	$6,451	$11,421	$2,074

The tax effects of significant temporary differences representing deferred tax assets and liabilities, subject to valuation allowances are as follows:

	TER		TER Holdings
	December 31,		December 31,
	2007	2006	2007	2006
Deferred tax assets:
Accruals and prepayments	$58,393	$58,745	$15,751	$15,620
NOL carryforwards	92,669	75,817	35,139	35,225

	151,062	134,562	50,890	50,845
Less: Valuation allowance	(124,997)	(90,815)	(46,232)	(41,455)

	26,065	43,747	4,658	9,390

Deferred tax liabilities:
Basis differences on property and equipment, net	(80,077)	(117,501)	(19,227)	(29,283)
Trademarks and other	(38,726)	(68,309)	(10,446)	(18,427)

	(118,803)	(185,810)	(29,673)	(47,710)

Net deferred income tax liability	$(92,738)	$(142,063)	$(25,015)	$(38,320)

TER Holdings’ deferred tax assets and liabilities only reflect the state tax effects, because of TER Holdings’ status as a partnership for federal income taxes.

Net Operating Loss Carryforwards

Utilization of Predecessor Company federal net operating loss carryforwards (“NOLs”) available to the Reorganized Company is limited pursuant to Section 382 of the Internal Revenue Code. As of December 31, 2007, we have federal NOLs of approximately $191,200 available to offset future taxable income of which approximately $38,800 are limited pursuant to Section 382 of the Internal Revenue Code to approximately $2,000 annually until expiration. The federal NOLs expire from 2011 through 2027.

Under the New Jersey Casino Control Act, Trump Taj Mahal, Trump Plaza and Trump Marina are required to file New Jersey corporation business tax returns. As of December 31, 2007, Trump Taj Mahal, Trump Plaza and Trump Marina had NOLs of approximately $35,200, $256,000 and $99,100, respectively, for New Jersey state income tax purposes. The New Jersey state NOLs expire from 2008 through 2014.

Predecessor Company net operating losses utilized to offset taxable income of the Reorganized Company will be recorded in our provision for income taxes as a non-cash charge in lieu of taxes and as a reduction to goodwill, if available, and additional paid-in-capital to the extent goodwill would be reduced to zero.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners, TER and Mr. Trump, sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings has recorded distributions of $1,020 and $979 for the years ended December 31, 2007 and 2006, respectively, and $3,041 for the period May 20, 2005 through December 31, 2005. In addition, the partnership agreement contains an indemnification clause which may result in additional payments to Mr. Trump upon the disposition of the Trump Taj Mahal Casino Resort property, Trump Plaza Hotel and Casino property or Trump Marina Hotel Casino property. The amount of these indemnification payments would be sufficient in amount to cover the impact of the disposition on Mr. Trump’s federal, state and local income tax positions up to $100,000 and would only be due if Mr. Trump does not consent to the transaction.

(9)	Earnings Per Share

The computations of basic and diluted net (loss) income per share are as follows:

	(in thousands, except share and per share data)
	Reorganized Company			Predecessor Company
	Year Ended December 31,		May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005
	2007	2006
Numerator for basic and diluted earnings per share:
Loss from continuing operations	$(188,681)	$(19,069)	$(36,334)	$(37,296)
Income from discontinued operations	—	562	9,806	118,748
Extraordinary gain on extinguishment of debt	—	—	—	196,932

Net (loss) income	$(188,681)	$(18,507)	$(26,528)	$278,384

Denominator:
Denominator for basic and diluted earnings per share—
Weighted average shares outstanding including Class A Warrants	31,086,918	30,920,616	30,533,041	29,904,764

Basic and diluted net (loss) income per share:
Continuing operations	$(6.07)	$(0.62)	$(1.19)	$(1.25)
Discontinued operations	—	0.02	0.32	3.97
Extraordinary gain on extinguishment of debt	—	—	—	6.59

Net (loss) income	$(6.07)	$(0.60)	$(0.87)	$9.31

Potentially dilutive common shares excluded from the computation of diluted net (loss) income per share due to anti-dilution are as follows:

	Reorganized Company			Predecessor Company
	December 31,		May 20, 2005 Through December 31, 2005	January 1, 2005 Through May 19, 2005
	2007	2006
Potentially dilutive common shares:
Exchangeable limited partnership interest	9,377,484	9,377,484	9,377,484	13,918,723
Ten year warrants	1,446,706	1,446,706	1,446,706	—
Restricted stock	—	—	265,000	—
Employee stock options	300,000	300,000	300,000	2,474,500

Total	11,124,190	11,124,190	11,389,190	16,393,223

The minority interest recorded in our statement of operations would be added to our net income to calculate diluted earnings per share should the Class B Common Stock become dilutive.

The shares attributable to our Class A Warrants are considered outstanding for both basic and diluted earnings per share, for all periods from May 20, 2005 through May 20, 2006 (date shares were issued) as there were no events precluding their eventual issuance.

(10)	Stock-based Compensation Plans

Reorganized Company

Our shareholders have approved the 2005 Incentive Award Plan (the “2005 Stock Plan”) allowing for incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards to our officers, employees, consultants and independent directors. A total of 4,000,000 shares of Common Stock has been reserved for the issuance of awards available for grant under the 2005 Stock Plan.

In accordance with the provisions of SFAS 123R, general and administrative expenses include compensation expense for our stock option and restricted stock awards of $3,269, $5,197 and $2,753 for the years ended December 31, 2007 and 2006 and the period from May 20, 2005 through December 31, 2005, respectively.

A summary of activity under the 2005 Stock Plan for restricted stock for the period from May 20, 2005 to December 31, 2007, is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding May 20, 2005	—	$—
Granted	350,000	18.05
Vested	(35,000)	17.75

Outstanding December 31, 2005	315,000	18.07
Granted	158,700	20.37
Vested	(175,833)	18.83
Forfeited	(1,238)	20.13

Outstanding December 31, 2006	296,629	18.86
Granted	149,084	16.12
Vested	(177,028)	17.14
Repurchased	(20,935)	19.00
Forfeited	(48,097)	19.36

Outstanding December 31, 2007	199,653	16.99

Restricted Stock—At December 31, 2007, the remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $1,252. The weighted-average remaining contractual life of outstanding restricted stock grants at December 31, 2007 was approximately 10 months.

Subsequent to December 31, 2007, 657,253 shares of additional restricted stock were awarded to employees with unrecognized compensation expense of $2,587 to be recognized over the contractual life. The weighted-average contractual life of these grants was 2 years.

Stock Options—The following table summarizes stock option information at December 31, 2007:

Range of Exercise Prices	Outstanding as of December 31, 2007	Weighted-average Remaining Contractual Life	Outstanding Weighted-average Exercise Price	Exercisable as of December 31, 2007	Exercisable Weighted-average Exercise Price
$ 17.75	300,000	7.7 years	$17.75	—	$—

These stock options, which were granted during the period from May 20, 2005 through December 31, 2005, vest in 100,000 share increments on July 31, 2008, 2009 and 2010. At December 31, 2007, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $977.

The following table sets forth information about the fair value of the option grant on the date of grant using the Black-Scholes option pricing model and the weighted-average assumptions used for the grant during the period from May 20, 2005 to December 31, 2005:

Weighted-average fair value of options granted	$8.19
Dividend yields	0.0%
Expected volatility	40.5%
Risk-free interest rates	4.5%
Expected lives	2.4 to 4.6 years

Predecessor Company

Our Predecessor Company had adopted the 1995 Stock Incentive Plan (the “1995 Stock Plan”) allowing for incentive stock options, nonqualified stock options, stock appreciation rights, phantom stock and performance share awards to our officers, employees, consultants and independent directors. A total of 4,000,000 shares of Common Stock had been reserved for the issuance of awards available for grant under the 1995 Stock Plan. Effective with our reorganization, all remaining outstanding grants under the 1995 Stock Plan were cancelled.

A summary of activity under the 1995 Stock Plan for our Predecessor Company follows:

	Shares	Weighted Average Exercise Price Per Share
Outstanding December 31, 2004	2,474,500	$3.15
Forfeited and cancelled	(2,474,500)	3.15

Outstanding May 20, 2005	—	$—

Pro forma results of operations if our Predecessor Company had accounted for its stock plans under the fair value method of SFAS 123R would not be materially different from the reported results of operations.

(11)	Supplemental Cash Flow Information

Supplemental cash flow information for TER and TER Holdings follows:

	Reorganized Company			Predecessor Company
	Year Ended December 31,		May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005
	2007	2006
Cash paid for interest	$129,544	$126,603	$153,264	$16,129
Cash paid for income taxes	—	5,172	19,486	6,014
Equipment purchased under capital leases	—	277	10,468	122
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	(1,038)	1,250,000	—
Stock and minority interest of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	—	527,300	—
Increase in accounts payable for accrued purchases of property and equipment	13,826	9,350	—	—

(12)	Fresh-Start Reporting, Capitalization of the Reorganized Company and Reorganization Expenses

Fresh-Start Accounting—We adopted fresh-start reporting upon our emergence from Chapter 11 on the Effective Date in accordance with SOP 90-7. We were required to apply the fresh-start provisions of SOP 90-7 to our financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of shares of the common stock of the Predecessor Company (the “Old Common Stock”) received less than 50 percent of the voting shares of the Reorganized Company. Under SOP 90-7, application of fresh-start reporting is required on the date on which the plan of reorganization is confirmed by a bankruptcy court and all material conditions to the Plan are satisfied. All material conditions to the Plan were satisfied as of Effective Date.

Fresh-start reporting required us to adjust the historical cost bases of our assets and liabilities to their fair value as determined by the reorganization value of the Company as set forth in the Plan. To facilitate the calculation of the Reorganized Company’s enterprise value, we developed financial projections. Based on these projections and with the assistance of an independent appraiser, the Reorganized Company enterprise value was determined using various valuation methods, including (i) a comparison of the Reorganized Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies within our industry and (iii) a calculation of the present value of the future cash flows under these projections. Based upon the valuations determined by the independent appraiser, which ranged from $1,800,000 to $2,000,000, we estimated the enterprise value to be $2,000,000. After deducting the total debt of the Reorganized Company, less excess cash, the equity value of the reorganized company, including minority interest, was $582,300.

The reorganization value, as stated in the disclosure statement relating to the Plan, was allocated among the reorganized entity’s net assets in conformity with procedures specified by SFAS No. 141, “Business Combinations” (“SFAS 141”). We engaged an independent appraiser to assist us in the allocation of reorganization value to our assets and liabilities and we used the independent appraiser’s analysis and other information to make the allocations as of the Effective Date. Our intangible assets include trademarks (including a perpetual, exclusive royalty-free license of the “Trump” name and certain derivatives thereof, subject to certain terms and conditions), customer relationships, leasehold interests and goodwill.

The adoption of fresh-start reporting resulted in the following adjustments to our consolidated balance sheet (including Trump Indiana, Inc.) as of May 20, 2005:

	Predecessor Company May 20, 2005	Restructuring of Debt and Equity	Fresh-start Adjustments	Reorganized Company May 20, 2005
Current assets:
Cash and cash equivalents	$106,454	$—	$—	$106,454
Accounts receivable, net	39,611	49	—	39,660
Other current assets	26,540	—	4,489	31,029

Total current assets	172,605	49	4,489	177,143
Net property and equipment	1,701,156	—	(223,037)	1,478,119
Other long-term assets:
Intangible assets	—	—	257,517	257,517
Goodwill	—	—	372,932	372,932
Other assets, net	129,091	(17,921)	18,108	129,278

Total Assets	$2,002,852	$(17,872)	$430,009	$2,414,989

Current liabilities:
Accounts payable and accrued expenses	$213,938	$(25,431)	$—	$188,507
Accrued interest payable	172,778	(172,778)	—	—
Due to affiliates, net	2,767	—	—	2,767
Current maturities of long-term debt	83,455	(52,458)	—	30,997

Total current liabilities	472,938	(250,667)	—	222,271
Deferred income taxes	—	—	166,552	166,552
Long-term debt, net of current maturities	1,816,835	(397,423)		1,419,412
Other long-term liabilities	27,457	—	(3,003)	24,454
Minority Interest	—	136,841	—	136,841
Stockholders’ Equity:
Predecessor Company common stock and warrants	(314,378)	314,378	—	—
Reorganized Company common stock, warrants and additional paid-in capital	—	178,999	266,460	— 445,459

Total stockholders’ (deficit) equity	(314,378)	493,377	266,460	445,459

Total liabilities, minority interest and stockholders' (deficit) equity	$2,002,852	$(17,872)	$430,009	$2,414,989

TER Holdings’ reorganized balance sheet as of May 20, 2005 differs from TER’s reorganized balance sheet as of May 2005, due to the recognition of TER’s additional deferred income tax liability and related goodwill of $103,743. Additionally, TER’s minority interest is included in TER Holdings’ partners’ capital.

The net reorganization gain for the period from January 1, 2005 through May 19, 2005, includes $210,117 related to fresh-start adjustments to assets and liabilities pursuant to SOP 90-7. Net reorganization gain of $75,367 relating to our continuing operations is included as reorganization expense (income) and related costs and net reorganization gain of $134,750 is included in income from our Trump Indiana discontinued operations. The extraordinary gain from reorganization of debt of $196,932 relates to the settlement of long-term debt and accrued interest at an amount less than the historical recorded value. This gain resulted from the bankruptcy recapitalization and, as such, was unusual and infrequent in nature, it has been reflected as an extraordinary gain pursuant to APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Capitalization of the Reorganized Company—On May 20, 2005, the Reorganized Company was capitalized with non-cash transactions in accordance with the Plan as follows:

Common Stock—We issued 27,089,849 shares of Common Stock in accordance with the Plan. We effected a reverse stock split and the Predecessor Company Common Stock Holders received one share of Common Stock of the Reorganized Company for each 1,000 shares of the Predecessor Company Common Stock.

Class B Common Stock—We issued 900 shares of Class B Common Stock in accordance with the Plan approved by the Bankruptcy Court to Mr. Trump, which have the voting equivalency of 9,377,484 shares of TER Common Stock.

Class A Warrants—We issued one-year Class A Warrants to purchase up to 2,207,260 shares of TER Common Stock, at an exercise price of $14.60 per share on a pro rata basis to holders of Old Common Stock and issued one-year Class A Warrants to purchase up to 1,217,933 shares of TER Common Stock to Mr. Trump at an exercise price of $14.60, in each case subject to certain anti-dilution provisions. On May 20, 2006, holders of First Mortgage Notes of the Predecessor Company received, on a pro rata basis, the cash proceeds from the exercise of Class A Warrants issued to holders of Old Common Stock and to Mr. Trump, plus any interest accrued thereon. In addition, the holders of the First Mortgage Notes received 220,379 shares of TER Common Stock relating to Class A Warrants not exercised.

Ten Year Warrants—Mr. Trump also received ten-year warrants to purchase 1,446,706 shares of TER Common Stock, at an exercise price of $21.90 per share, subject to certain anti-dilution provisions. These ten-year warrants were granted in connection with a services agreement entered into on the Effective Date. This services agreement is for a three-year rolling term, subject to certain terms and conditions. The ten-year warrants were fully vested on the date of grant and Mr. Trump does not need to perform any services under the terms of the service agreement in order to retain the rights to such warrants. As such, we have recorded the $8,000 fair value of the ten-year warrants as a non-cash charge to compensation expense on the Effective Date in the Reorganized Company’s statement of operations. The fair value of these warrants was determined using the Black-Scholes valuation method.

Limited Partnership Interests in TER Holdings—As a result of the transactions that took place on the Effective Date, Mr. Trump owns, directly and indirectly, an approximately 23.5% profits interest in TER Holdings, as a limited partner. Such limited partnership interests are exchangeable at Mr. Trump’s option into 9,377,484 shares of TER Common Stock, subject to certain adjustments.

Reorganization Expenses and Related Costs—Reorganization expenses (income) and related costs are as follows:

	Reorganized Company			Predecessor Company
	Year Ended December 31,		May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005
	2007	2006
Continuing operations:
Write-off of deferred financing costs	$—	$—	$—	$—
Accretion of unamortized debt discount	—	—	—	—
Professional fees and other expenses	—	—	9,058	49,400
Revaluation of assets and liabilities pursuant to SOP 90-7	—	—	—	(75,367)

	$—	$—	$9,058	$(25,967)

Discontinued operations
Write-off of deferred financing costs	$—	$—	$—	$—
Professional fees and other expenses	—	—	—	—
Revaluation of assets and liabilities pursuant to SOP 90-7	—	—	—	(134,750)

	$—	$—	$—	$(134,750)

(13)	Employee Benefit Plans

We have a 401(k) Plan for our non-union employees. Eligible employees may contribute up to 30% of their earnings, subject to certain limitations, to the 401(k) Plan. We match a portion of participants’ contributions on an annual basis as determined by management. Matching contributions under the 401(k) Plan were $3,863, $3,747, $2,379 and $1,497 during the years ended December 31, 2007 and 2006, the period May 20, 2005 through December 31, 2005 and the period January 1, 2005 through May 19, 2005, respectively.

We also make payments to various multi-employer pension plans under industry-wide union agreements. Under the Employee Retirement Income Security Act, we may be liable for our share of unfunded liabilities, if any, if the plans are terminated. Pension expense for the years ended December 31, 2007 and 2006, the period May 20, 2005 through December 31, 2005 and the period January 1, 2005 through May 19, 2005 was $6,478, $7,120, $4,277 and $2,445, respectively.

(14)	Transactions with Affiliates

Services and Executive Agreements—We have entered into a services agreement with Mr. Trump whereby Mr. Trump serves as Chairman of the Board of Directors as well as provides other services as defined therein. The initial term of the services agreement is three years, with automatic renewal options. Our Predecessor Company had an executive agreement with Mr. Trump whereby he agreed to act as President and Chief Executive Officer as well as Chairman of the Board of Directors. This executive agreement was terminated with the execution of the services agreement. Expenses incurred under these agreements were $2,000, $1,878, $1,565 and $692 during the years ended December 31, 2007 and 2006, the period from May 20, 2005 through December 31, 2005 and the period from January 1, 2005 through May 19, 2005, respectively.

Trademark License Agreement and Trademark Security Agreement—Under a trademark license agreement dated as of the Effective Date, we have a perpetual, exclusive and royalty-free license to use Mr. Trump’s name and likeness in connection with our casino and gaming activities, subject to certain terms and conditions. Mr. Trump’s obligations under the trademark license agreement are secured by an amended and restated trademark security agreement, pursuant to which Mr. Trump has granted us a first priority security interest in the licensed marks in connection with casino services and gaming activities, subject to certain terms and conditions.

If the services agreement is terminated by us other than for cause, as defined, or if it is terminated by Mr. Trump for good reason, as defined (in each case other than as a result of Mr. Trump’s death or permanent disability) and we do not offer terms to Mr. Trump pursuant to a new services agreement at least as favorable to Mr. Trump as his existing services agreement, then we will have the option to convert the trademark license into a royalty-bearing license with a ten-year term.

Use of Trump Facilities—In the normal course of business, we engage in various transactions with other entities owned by Mr. Trump including leasing certain office space and periodic use of Mr. Trump’s airplane. During the years ended December 31, 2007 and 2006, the period from May 20, 2005 through December 31, 2005 and the period from January 1, 2005 through May 19, 2005, we incurred approximately $430, $485, $254 and $83, respectively, relating to such transactions. In 2007, TER entered into an understanding with Mr. Trump pursuant to which and for no cash consideration, Mr. Trump would make available certain mailing lists or databases developed through his other business activities for TER to make certain offers to individuals on such lists in order to provide an incentive to visit a TER property.

Right of First Offer Agreement—During September 2006, we amended the Right of First Offer Agreement (“ROFO Agreement”) with Trump Organization LLC, an entity controlled by Mr. Trump. The amended ROFO Agreement pertains to construction projects greater than $35,000. Under the terms of the amended ROFO Agreement we paid Trump Organization LLC $1,870, including minimum monthly fees of $600 and cost saving commissions of $1,270, during the year ended December 31, 2007 and $1,051, including minimum monthly fees of $350 and cost saving commissions of $701, during the year ended December 31, 2006.

(15)	Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of Casino Reinvestment Development Authority bonds and deposits approximate their fair values as a result of allowances established to give effect to below-market interest rates.

The estimated fair values of other financial instruments at December 31, 2007 are as follows:

	Carrying Amount	Fair Value
Term Loan	$393,250	$393,250
Senior Secured Notes	1,248,969	946,094
Other long-term debt	1,727	1,727

The fair values of the Term Loan and Senior Secured Notes are based on quoted market prices. The carrying amounts of the remainder of our long-term debt and capital lease obligations approximate fair value.

(16)	Discontinued Operations

Trump Indiana—On December 21, 2005, TER Holdings completed the sale of Trump Indiana under the terms of the Stock Purchase Agreement. After accounting for certain taxes, fees and other closing costs and expenses, we received $227,526 in net proceeds. Under the terms of the Stock Purchase Agreement, $45,005 of the proceeds was placed in escrow and classified as restricted cash pending resolution of certain adjustments. During 2006, we received distributions of $17,630 from the escrow account following our settlement of IRS tax audits for the years 1995 through 1997. During 2007, the remaining balance of the restricted cash totaling $27,375 became unrestricted following our settlement of IRS tax audits for the years 1998 to 2004.

The operating results of Trump Indiana for all periods presented are shown as discontinued operations. Net revenues for Trump Indiana were $81,558 and $52,160 for the period from May 20, 2005 through December 21, 2005 and the period from January 1, 2005 through May 19, 2005, respectively. Included in income from discontinued operations is an allocation of interest expense based on Trump Indiana’s nonrelated party debt assumed by the purchaser of Trump Indiana of $123 and $17 for the period from May 20, 2005 through December 21, 2005 and the period from January 1, 2005 through May 19, 2005, respectively. Depreciation and amortization on assets of Trump Indiana ceased during the third quarter of 2005 in connection with our classification of Trump Indiana as a discontinued operation. Discontinued operations for the year ended December 31, 2006 include $562 of income from Trump Indiana, net of income taxes and minority interest due to the favorable settlement of Trump Indiana liabilities retained by us on the date of sale.

(17)	Quarterly Financial Data (unaudited)

The following unaudited quarterly data includes adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation unless otherwise indicated. Our quarterly results fluctuate because of the seasonal nature of our business.

	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007(a)	2006
Net revenues	$234,279	$237,652	$244,240	$256,041	$281,102	$288,390	$228,614	$244,196
Income (loss) from operations	19,625	18,302	13,110	24,418	39,878	40,979	(242,912)	17,911
(Loss) income from continuing operations	(8,133)	(9,723)	(13,454)	(4,934)	6,626	5,833	(173,720)	(10,245)
Income from discontinued operations, net of income taxes	—	—	—	—	—	—	—	562

Net (loss) income	$(8,133)	$(9,723)	$(13,454)	$(4,934)	$6,626	$5,833	$(173,720)	$(9,683)

Basic and diluted net (loss) income per share:
Continuing operations	$(0.26)	$(0.32)	$(0.43)	$(0.16)	$0.21	$0.19	$(5.59)	$(0.33)
Discontinued operations	—	—	—	—	—	—	—	0.02

Net (loss) income	$(0.26)	$(0.32)	$(0.43)	$(0.16)	$0.21	$0.19	$(5.59)	$(0.31)

(a)	During the quarter ended December 31, 2007, we recorded $28.8 million of income, net of legal fees, related to the settlement of property tax appeals with the City of Atlantic City and $277.9 million of goodwill and other asset impairment charges.

(18)	Commitments and Contingencies

Operating Leases—We have entered into operating leases for certain land, office, warehouse space, certain parking space and various equipment. Rent expense during the years ended December 31, 2007 and 2006, the period from May 20, 2005 through December 31, 2005 and the period from January 1, 2005 through May 19, 2005 was $10,537, $12,198, $8,304 and $5,130, respectively, of which $77, $79, $45 and $35, respectively, relates to affiliates.

Future minimum lease payments under noncancellable operating leases as of December 31, 2007, are as follows:

Years Ended December 31,
2008	$9,214
2009	7,106
2010	6,944
2011	4,059
2012	2,156
Thereafter	77,056

Total	$106,535

Construction Commitments—At December 31, 2007, we have outstanding future construction commitments of approximately $167,000 relating primarily to the new hotel tower at Trump Taj Mahal.

Philadelphia Option Agreements—On September 30, 2005, in connection with its pursuit of a gaming license in Philadelphia, Pennsylvania, TER Keystone entered into an options agreement (the “Options Agreement”), relating to an approximate 18-acre parcel of land located in Philadelphia, Pennsylvania (the “Philadelphia Site”). Pursuant to the Options Agreement, TER Keystone was granted the right to either (i) lease the Philadelphia Site (the “Lease Option”) on and subject to the terms and conditions set forth in a form of ground lease or (ii) purchase the Philadelphia Site (the “Purchase Option”) on the terms and conditions set forth in the Options Agreement. During July 2006, TER Keystone entered into an option agreement for additional land adjacent to the original 18-acre parcel. On December 20, 2006, the Gaming Control Board of the Commonwealth of Pennsylvania awarded gaming licenses to entities other than TER Keystone. TER Keystone terminated both options agreements, which resulted in a $1,000 termination fee, paid in January 2007. During the year ended December 31, 2006 and the period from May 20, 2005 through December 31, 2005, fees totaling $5,466 and $4,937 relating to the option agreements and other expenses were recorded as development costs in the accompanying statements of operations.

Casino Reinvestment Development Authority Obligations—Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations.

Our qualified investments are classified as other long-term assets on the accompanying consolidated balance sheets and are summarized as follows:

	December 31,
	2007	2006
CRDA deposits, net of valuation allowance of $26,961 and $20,347, respectively	$46,912	$40,329
CRDA bonds, net valuation allowance of $6,248 and $7,842, respectively	9,277	7,838

	$56,189	$48,167

During the years ended December 31, 2007 and 2006, the period May 20, 2005 through December 31, 2005 and the period from January 1, 2005 through May 19, 2005, we charged to operations $4,346, $4,478, $2,907, and $1,731, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. From time to time, we have elected to donate funds on deposit with the CRDA for various projects.

NJSEA Subsidy Agreement—On April 12, 2004, the twelve Atlantic City casinos (the “Casinos”), executed an agreement (the “NJSEA Subsidy Agreement”) with the New Jersey Sports & Exposition Authority (“NJSEA”) and the CRDA. The NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall: (i) pay $34,000 to the NJSEA in cash in four yearly payments through October 15, 2007, and donate $52,000 to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance purses, fund breeders awards and establish account wagering at New Jersey horse racing tracks; and (ii) donate $10,000 from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. Our Atlantic City properties have estimated their portion of the industry obligation at approximately 23%.

The NJSEA Subsidy Agreement further provides for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms operated by the casinos in Atlantic City otherwise agree). Violation of the moratorium terminates the NJSEA Subsidy

Agreement and all further payment obligations to the NJSEA and requires the NJSEA to return all undistributed cash to the casinos and the CRDA to return all undistributed donated investment alternative tax obligation payments to the casinos.

The NJSEA Subsidy Agreement also expressly conditioned the provision that the Casinos donate $62,000 of CRDA obligations upon the timely enactment and funding of the Casino Expansion Fund Act. That act timely became effective in 2004 and established the Atlantic City Expansion Fund. It further directed the CRDA to provide the fund with $62,000 and make that amount available, on a pro rata basis, to each casino licensee for investment in eligible projects in Atlantic City approved by the CRDA. An eligible project is defined by statute as one which adds hotel rooms and, in certain circumstances, retail, dining or non-gaming entertainment venues or other non-gaming amenities including parking spaces. In September 2006, the CRDA approved the new hotel tower now under construction at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in the aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund and $1,575 from a separate Casino Capital Construction Fund also administered by the CRDA.

The eleven Atlantic City casinos presently operating are currently negotiating with representatives of New Jersey state government to obtain a further moratorium on the conduct of casino gaming at New Jersey race tracks in exchange for further subsidy payments to the NJSEA.

CAFRA Agreement—Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which is included as a condition of the Trump Taj Mahal’s casino license) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates, one of our Predecessor Company’s former subsidiaries, obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2008. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

(19)	Legal Proceedings

We and certain of our employees are involved from time to time in legal proceedings arising in the ordinary course of our business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these other matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify certain of our key executives and directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in any legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

Settlement of Atlantic City Property Tax Appeals—On November 7, 2007, we entered into a stipulation of settlement with the City of Atlantic City (“City”) to settle a series of appealed real property tax assessments relating to Trump Taj Mahal, Trump Plaza and Trump Marina for various tax years through 2007. Under the terms of the agreement, we will receive a refund of $34,000 relating to previously paid taxes consisting of (i) $12,000 in cash, which was received on December 7, 2007 and (ii) $22,000 in credits to be applied against future real property tax payments as follows: $4,000 per year in 2009, 2010 and 2011 and $5,000 per year in 2012 and 2013.

South Jersey Transportation Authority Settlement—During 2006, we reached a settlement with respect to a complaint we filed against the South Jersey Transportation Authority. General and administrative expenses in 2006 include a $1,750 reduction to reflect the amount of the settlement.

Chapter 11 Cases—Although we have emerged from bankruptcy, we still are in the process of resolving various claims and other litigation in connection with the Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of THCR Common Stock on the record date for distributions under the Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the Plan, which they believe were wrongly made to the beneficial holders of our stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of the Predecessor Company. The movants appealed this motion to the United States District Court for the district of New Jersey. Briefs have been filed. On January 26, 2007 oral argument occurred, and further briefing was thereafter completed.

TRUMP ENTERTAINMENT RESORTS, INC.	SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006,
THE PERIOD FROM MAY 20, 2005 THROUGH DECEMBER 31, 2005 AND
THE PERIOD FROM JANUARY 1, 2005 THROUGH MAY 19, 2005
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period
Reorganized Company
YEAR ENDED DECEMBER 31, 2007
Allowances for doubtful accounts	$13,032	$7,742	$ (4,849	)(a)	$15,925
Valuation allowance for CRDA investments	28,189	4,346	674	(b)	33,209
Reserve for other receivables	8,014	—	(8,014	)(c)	—
Valuation allowance for deferred tax assets	90,815	—	34,182		124,997
YEAR ENDED DECEMBER 31, 2006 Allowances for doubtful accounts	$14,153	$5,168	$ (6,289	)(a)	$13,032
Valuation allowance for CRDA investments	23,833	4,478	(122	)(b)	28,189
Reserve for other receivables	8,014	—	—	(c)	8,014
Valuation allowance for deferred tax assets	132,858	—	(42,043)		90,815
PERIOD MAY 20, 2005 TO DECEMBER 31, 2005
Allowances for doubtful accounts	$18,398	$2,330	$ (6,575	)(a)	$14,153
Valuation allowance for CRDA investments	21,202	2,907	(276	)(b)	23,833
Reserve for other receivables	8,014	—	—	(c)	8,014
Valuation allowance for deferred tax assets	135,657	—	(2,799)		132,858

Predecessor Company
PERIOD JANUARY 1, 2005 THROUGH MAY 19, 2005
Allowances for doubtful accounts	$18,219	$1,445	$ (1,266	)(a)	$18,398
Valuation allowance for CRDA investments	19,787	1,731	(316	)(b)	21,202
Reserve for other receivables	8,014	—	—	(c)	8,014
Valuation allowance for deferred tax assets	198,559	—	(58,863)		139,696

(a)	Write-off of uncollectible accounts.
(b)	Reversal of allowance applicable to contribution of CRDA investments.
(c)	Reserve against claim for real estate taxes from the City of Atlantic City. The claim was settled during 2007 resulting in a reversal of the reserve.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.	SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006,
THE PERIOD FROM MAY 20, 2005 THROUGH DECEMBER 31, 2005 AND
THE PERIOD FROM JANUARY 1, 2005 THROUGH MAY 19, 2005
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period
Reorganized Company
YEAR ENDED DECEMBER 31, 2007
Allowances for doubtful accounts	$13,032	$7,742	$(4,849	)(a)	$15,925
Valuation allowance for CRDA investments	28,189	4,346	674	(b)	33,209
Reserve for other receivables	8,014	—	(8,014	)(c)	—
Valuation allowance for deferred tax assets	41,455	—	4,777		46,232
YEAR ENDED DECEMBER 31, 2006
Allowances for doubtful accounts	$14,153	$5,168	$(6,289	)(a)	$13,032
Valuation allowance for CRDA investments	23,833	4,478	(122	)(b)	28,189
Reserve for other receivables	8,014	—	—	(c)	8,014
Valuation allowance for deferred tax assets	56,544	—	(15,089)		41,455
PERIOD MAY 20, 2005 TO DECEMBER 31, 2005
Allowances for doubtful accounts	$18,398	$2,330	$(6,575	)(a)	$14,153
Valuation allowance for CRDA investments	21,202	2,907	(276	)(b)	23,833
Reserve for other receivables	8,014	—	—	(c)	8,014
Valuation allowance for deferred tax assets	58,665	—	(2,121)		56,544

Predecessor Company
PERIOD JANUARY 1, 2005 THROUGH MAY 19, 2005
Allowances for doubtful accounts	$18,219	$1,445	$(1,266	)(a)	$18,398
Valuation allowance for CRDA investments	19,787	1,731	(316	)(b)	21,202
Reserve for other receivables	8,014	—	—	(c)	8,014
Valuation allowance for deferred tax assets	70,444	—	(18,143)		52,301

(a)	Write-off of uncollectible accounts.
(b)	Reversal of allowance applicable to contribution of CRDA investments.
(c)	Reserve against claim for real estate taxes from the City of Atlantic City. The claim was settled during 2007 resulting in a reversal of the reserve.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were sufficiently effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as stated in their report which is included in Item 8.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrants

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with our 2008 Annual Stockholders’ Meeting (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference from our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

All information required by Item 12, other than the information set forth below, is incorporated herein by reference from our Proxy Statement.

Equity Compensation Plan Information

The following table summarizes information regarding our equity compensation plans as of December 31, 2007. All outstanding awards relate to TER Common Stock.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	300,000	(1)	$17.75	3,112,485	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	300,000		$17.75	3,112,485

(1)	Options granted under our 2005 Incentive Award Plan.
(2)	Excludes 300,000 securities to be issued upon the exercise of outstanding options and 587,515 shares of restricted stock granted pursuant to our 2005 Incentive Award Plan.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

(a) Consolidated financial statements filed as part of this report are listed under Part II, Item 8.

(b) The exhibits listed on the “Index to Exhibits” are filed with this report or incorporated by reference as set forth below.

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
2.1	Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, dated March 30, 2005, as amended	Filed as Exhibit T3E-2 to our Application for Qualification for Indenture on Form T-3, filed with the SEC on April 8, 2005

2.2	Order Confirming Amended Joint Plan of Reorganization	Filed as Exhibit 2.2 to our Current Report on Form 8-K filed on April 11, 2005

2.3	Amended Order Confirming Second Amended Joint Plan of Reorganization	Filed as Exhibit 2.3 to our Current Report on Form 8-K filed on April 11, 2005

2.4	Stipulation, dated as of April 8, 2005	Filed as Exhibit 2.4 to our Current Report on Form 8-K filed on April 11, 2005

3.1	Restated Certificate of Incorporation of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 26, 2005

3.2	Amended and Restated Bylaws of Trump Entertainment Resorts, Inc.	Filed as Exhibit 3.2 to our Current Report on Form 8-K filed on May 26, 2005

3.3	Certificate of Limited Partnership of Trump Entertainment Resorts Holdings, L.P. (formerly known as Trump Hotels & Casino Resorts, Inc.)	—

3.4

Fourth Amended and Restated Partnership Agreement of Trump Entertainment Resorts Holdings, L.P., dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Donald J. Trump, Trump Casinos, Inc. and TCI 2 Holdings, LLC.

Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on May 26, 2005

3.5	Restated Certificate of Incorporation of Trump Entertainment Resorts Funding, Inc.	—

4.1	Form of Trump Entertainment Resorts, Inc.’s common stock	—

4.2	Form of Trump Entertainment Resorts, Inc.’s class B common stock	—

Exhibit No.	Description of Exhibit	Incorporated by Reference
4.2

Indenture, dated as of May 20, 2005, by and among Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc., as issuers, the guarantors named therein, and U.S. Bank National Association, as indenture trustee.

Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2005

10.1**	Limited Liability Company Agreement by and between TER Keystone Development, LLC and the General Members, dated December 26, 2005[1]	—

10.2**	Management Agreement by and between TER Management Co., LLC and Keystone Redevelopment Partners, LLC, dated December 26, 2005[1]	—

10.3**	Trade Name and Trademark License Agreement, dated December 26, 2005, by and between Trump Entertainment Resorts Holdings, L.P. and Keystone Redevelopment Partners, LLC[1]	—

10.4	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to Current Report on Form 8-K, filed on November 9, 2005

10.5	Not used.

10.6	Not used

10.7**

Options Agreement, dated as of September 30, 2005, by and between Hunting Fox Associates I, L.P. and TER Keystone Development, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)[2]

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.8**

Form of Ground Lease by and between Hunting Fox Associates I, L.P. and TER Keystone Development, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the SEC)[2]

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

10.9	Option Agreement, dated as of July 7, 2006, by and between Keystone Redevelopment Partners, LLC and Tasty Baking Company[1]	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

10.10*	Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan.	Filed as Annex A to our Definitive Proxy Statement filed on September 9, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.11

Credit Agreement, dated as of May 20, 2005 (“Credit Agreement”), by and among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc., as general partner, Morgan Stanley & Co. Incorporated, as collateral agent, Morgan Stanley Senior Funding, Inc., as administrative agent, UBS Securities LLC, as syndication agent, Merrill Lynch Capital and Wells Fargo Foothill, Inc., as documentation agents, and Morgan Stanley Senior Funding, Inc. and UBS Securities, LLC, as joint lead arrangers and joint book-runners.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2005

10.12

Amendment No. 1, dated as of December 7, 2005, to the Credit Agreement, by and among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc., as general partner, Morgan Stanley & Co. Incorporated, as collateral agent, Morgan Stanley Senior Funding, Inc., as administrative agent, UBS Securities LLC, as syndication agent, Merrill Lynch Capital and Wells Fargo Foothill, Inc., as documentation agents, and Morgan Stanley Senior Funding, Inc. and UBS Securities, LLC, as joint lead arrangers and joint book-runners.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 8, 2005

10.13

Amendment No. 2, dated as of September 29, 2006, to the Credit Agreement, by and among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc., as general partner, Morgan Stanley & Co. Incorporated, as collateral agent, Morgan Stanley Senior Funding, Inc., as administrative agent, UBS Securities LLC, as syndication agent, Merrill Lynch Capital and Wells Fargo Foothill, Inc., as documentation agents, and Morgan Stanley Senior Funding, Inc. and UBS Securities, LLC, as joint lead arrangers and joint book-runners.

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.14	Amended and Restated Investment Agreement, dated as of May 20, 2005, by and among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.15

Third Amended and Restated Exchange and Registration Rights Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P., Donald J. Trump and Trump Casinos, Inc.

Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on May 26, 2005

10.16	Services Agreement, dated as of May 20, 2005, by and among Donald J. Trump, Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.6 to our Current Report on Form 8-K filed on May 26, 2005

10.17

Amended and Restated Trademark License Agreement, dated as of May 20, 2005, by and among Donald J. Trump, Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC, Trump Marina Associates, LLC and Trump Indiana, Inc.

Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on May 26, 2005

10.18	Amended and Restated Trademark Security Agreement, dated as of May 20, 2005, between Donald J. Trump and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on May 26, 2005

10.19	Right of First Offer Agreement, dated as of May 20, 2005 (the “ROFO Agreement”), by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Organization LLC.	Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on May 26, 2005

10.20	Amendment, dated September 22, 2006, to the ROFO Agreement, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Organization LLC.	Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on September 22, 2006

10.21	Voting Agreement, dated as of May 20, 2005, by and between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.10 to our Current Report on Form 8-K filed on May 26, 2005

10.22	DJT Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.11 to our Current Report on Form 8-K filed on May 26, 2005

10.23	DJT Class A Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.12 to our Current Report on Form 8-K filed on May 26, 2005

10.24	Assignment and Assumption of Interest in Miss Universe Pageant Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts Holdings, L.P., Trump Pageants, Inc. and Donald J. Trump.	Filed as Exhibit 10.13 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.25	Class 11 Class A Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Continental Stock Transfer & Trust Company.	Filed as Exhibit 10.14 to our Current Report on Form 8-K filed on May 26, 2005

10.26	Registration Rights Agreement, dated as of May 20, 2005, of Trump Entertainment Resorts, Inc.	Filed as Exhibit 10.15 to our Current Report on Form 8-K filed on May 26, 2005

10.27

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Donald J. Trump.

Filed as Exhibit 10.17 to our Current Report on Form 8-K filed on May 26, 2005

10.28

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Wallace B. Askins.

Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on May 26, 2005

10.29

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Edward H. D’Alelio.

Filed as Exhibit 10.19 to our Current Report on Form 8-K filed on May 26, 2005

10.30

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Don M. Thomas.

Filed as Exhibit 10.20 to our Current Report on Form 8-K filed on May 26, 2005

10.31

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and James J. Florio.

Filed as Exhibit 10.21 to Current Report on Form 8-K filed on May 26, 2005

10.32

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Cezar M. Froelich.

Filed as Exhibit 10.22 to our Current Report on Form 8-K filed on May 26, 2005

10.33

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Morton E. Handel.

Filed as Exhibit 10.23 to our Current Report on Form 8-K filed on May 26, 2005

Exhibit No.		Description of Exhibit	Incorporated by Reference
10.34

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Michael Kramer.

Filed as Exhibit 10.24 to Current Report on Form 8-K filed on May 26, 2005

10.35

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and James B. Perry.

Filed as Exhibit 10.25 to our Current Report on Form 8-K filed on May 26, 2005

10.36		Settlement Agreement, dated March 23, 2005, between the Indiana Department of Revenue and Trump Indiana, Inc.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

10.37

Second Amended and Restated Casino Services Agreement, dated January 1, 1998, among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P., Trump Indiana, Inc. and Trump Casino Services, LLC

Filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2003

10.38	*	Employment Agreement, dated September 22, 2006, of Dale R. Black	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 22, 2006

10.39	*	Employment Agreement, dated September 22, 2006, of John P. Burke	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 22, 2006

10.40	*	Employment Agreement, dated September 22, 2006, of Joseph A. Fusco	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 22, 2006

10.41	*	Employment Agreement, dated September 22, 2006, of Craig D. Keyser	Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on September 22, 2006

10.42	*	Employment Agreement, dated September 22, 2006, of Virginia McDowell	Filed as Exhibit 10.6 to our Current Report on Form 8-K filed on September 22, 2006

10.43	*	Employment Agreement, dated September 22, 2006, of Robert M. Pickus	Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on September 22, 2006

10.44	*	Employment Agreement, dated September 22, 2006, of Richard M. Santoro	Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on September 22, 2006

10.45	*	Employment Agreement, dated September 7, 2006, of Eric Hausler	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2006

10.46	*	Employment Agreement, dated September 14, 2005, of Rosalind Krause	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 23, 2005

10.47	*	Employment Agreement, dated September 12, 2005, of James Rigot	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2005

10.48	*	Employment Agreement, dated September 22, 2006, of Paul Keller	Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on September 22, 2006

10.49	*	Employment Agreement, dated July 19, 2005, of Mark Juliano	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2005

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.50	*Employment Agreement, dated July 6, 2005, of James B. Perry	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 11, 2005

10.51

Restructuring Support Agreement, dated October 20, 2004, by and among Trump Hotels and Casino Resorts, Inc., Trump Atlantic City Associates, each of the TAC Co-Issuers (as defined therein), Trump Casino Holdings, LLC, Trump Casino Funding, Inc., Donald J. Trump, and each of the holders of TAC Notes and/or TCH Notes signatory thereto.

Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on October 21, 2004

10.52

Commitment Letter, dated December 17, 2004, between Trump Hotels & Casino Resorts, Inc., Trump Atlantic City Associates and Trump Casino Holdings, LLC, and Morgan Stanley Senior Funding, Inc., UBS Securities LLC and UBS Loan Finance LLC

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2004

10.53

Loan and Security Agreement, dated November 22, 2004, by and between Trump Hotels & Casino Resorts, Inc. and certain of its subsidiaries and Beal Bank, S.S.B., as administrative agent for the lenders thereto.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 24, 2004

10.54

Memorandum of Understanding, dated as of December 20, 2004, among THCR Management Services, LLC, Trump Hotels & Casino Resorts Development Company, LLC, the Twenty-Nine Palms Band of Luiseno Mission Indians of California and the Twenty-Nine Palms Enterprises Corporation

Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on December 28, 2004

10.55	Investment Agreement, dated January 25, 2005, by and between Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2005

10.56	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC, Indiana Limited Liability Company, and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 3, 2005

10.57	Form of Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan Restricted Stock Award Agreement for Directors	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

10.58	Form of Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan Restricted Stock Award Agreement for Employees	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

10.59	Indemnity Agreement among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC and Ivanka M. Trump	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 1, 2007

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.60	Stipulation of Settlement between Taj Mahal Associates, LLC, Trump Plaza Associates, LLC, Trump Marina Associates, LLC and the City of Atlantic City	Filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on November 9, 2007

10.61

Credit Agreement, dated as of December 21, 2007, among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc. and the other guarantors party thereto, as guarantors, the initial lenders party thereto, and Beal Bank, as administrative agent and collateral agent

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2007

10.62+	Non-Employee Director Compensation	—

21.1+	List of Subsidiaries of Trump Entertainment Resorts, Inc.	—

23.1+	Consent of Independent Registered Public Accounting Firm	—

24+	Powers of Attorney of directors	—

31.1+	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.2+	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

32.1+	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.2+	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

99.1+	Description of Certain Governmental and Gaming Regulations	—

[1]	This agreement was terminated, as discussed on our Current Report on Form 8-K filed on December 20, 2006.
[2]	This agreement was terminated, as disclosed on our Current Report on Form 8-K filed on January 15, 2007.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith
**	We have applied to the SEC for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, each of the Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March 2008.

TRUMP ENTERTAINMENT RESORTS, INC.

By:	/s/ MARK JULIANO
Name:	Mark Juliano
Title:	Chief Executive Officer

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

By:	/S/ MARK JULIANO
Name:	Mark Juliano
Title:	Chief Executive Officer

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

By:	/S/ MARK JULIANO
Name:	Mark Juliano
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARK JULIANO Mark Juliano	Director and Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ JOHN P. BURKE John P. Burke	Interim Chief Financial Officer and Executive Vice President and Corporate Treasurer (Principal Financial and Accounting Officer)	March 17, 2008

* Donald J. Trump	Chairman of the Board	March 17, 2008

* Edward H. D’Alelio	Director	March 17, 2008

* James J. Florio	Director	March 17, 2008

* Cezar M. Froelich	Director	March 17, 2008

* Morton E. Handel	Director	March 17, 2008

Signature	Title	Date

* Michael A. Kramer	Director	March 17, 2008

* Don M. Thomas	Director	March 17, 2008

* Ivanka M. Trump	Director	March 17, 2008

*	John P. Burke, by signing his name hereto, does sign this document on behalf of the above-named individuals, pursuant to the powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

/s/ JOHN P. BURKE
John P. Burke Attorney-in-Fact