Form 10-K
period 2008-12-31
TRUMP ENTERTAINMENT RESORTS HOLDINGS LP; TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS, INC.
filed 2009-03-16
CIK 943322, 943323, 943320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class	Nameof Each Exchange on Which Registered
Trump Entertainment Resorts, Inc.	Common Stock, par value $0.001 per share	None
Trump Entertainment Resorts Holdings, L.P.	None	None
Trump Entertainment Resorts Funding, Inc.	None	None

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Trump Entertainment Resorts, Inc.	Yes ☐ No ☒
Trump Entertainment Resorts Holdings, L.P.	Yes ☒ No ☐
Trump Entertainment Resorts Funding, Inc.	Yes ☒ No ☐

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of Trump Entertainment Resorts, Inc. held by non-affiliates as of June 30, 2008 was approximately $56,586,944, based upon the closing price of $1.91 for the common stock on the Nasdaq Global Market on that date. The aggregate market value of the voting and non-voting common equity of Trump Entertainment Resorts Funding, Inc. held by non-affiliates as of June 30, 2008 was $0. The common stock of Trump Entertainment Resorts, Inc. traded on the Nasdaq Global Market (formerly, the Nasdaq National Market System) from September 20, 2005 through February 26, 2009 under the ticker symbol “TRMP.”

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 12, 2009, there were 31,713,376 shares of common stock and 900 shares of class B common stock of Trump Entertainment Resorts, Inc. outstanding. As of March 12, 2009, there were 100 shares of common stock of Trump Entertainment Resorts Funding, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

PART I

Item 1.	Business

In this Report, “TER” means Trump Entertainment Resorts, Inc., a Delaware corporation. The words “Company,” “we,” “us,” “our” and similar terms collectively refer to TER and its subsidiaries, including, but not limited to, Trump Entertainment Resorts Holdings, L.P., a Delaware limited partnership of which TER is the sole general partner and an indirect limited partner (“TER Holdings”), and Trump Entertainment Resorts Funding, Inc., a Delaware corporation wholly-owned by TER Holdings (“TER Funding”).

We are the successors to Trump Hotels & Casino Resorts, Inc., a Delaware corporation formed in 1995 (“THCR”), and its subsidiaries.

Recent Events

Chapter 11 Proceedings. On February 17, 2009 (the “Petition Date”), TER and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey in Camden, New Jersey (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases are being jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-13656 and 09-13658 through 09-13664 (JHW) (the “Chapter 11 Case”).

The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most litigation pending against the Debtors, are stayed. Other pre-petition contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court providing otherwise, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders, and approved by the Bankruptcy Court.

The Debtors have received approval from the Bankruptcy Court of their “first day” motions, which were filed as part of the Chapter 11 Case. Among other “first day” relief, the Debtors received approval to continue wage and salary payments and other benefits to employees as well as certain related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. The Debtors intend to continue to pay vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.

Under the priority scheme established by the Bankruptcy Code, certain post-petition and secured or “priority” pre-petition liabilities need to be satisfied before general unsecured creditors and holders of the Debtors’ equity are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the claims and interests of each of these constituencies. Additionally, no assurance can be given as to whether, when or in what form unsecured creditors and holders of the Debtors’ equity may receive a distribution on such claims or interests.

Under the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under the Bankruptcy Code.

For the duration of the Chapter 11 Case, our business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Case could adversely affect our relationships with customers, suppliers and employees which, in turn, could adversely affect the going concern value of our business and of our assets. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from bankruptcy. Our future results depend upon our confirming, and successfully implementing, on a timely basis, a plan of reorganization. See “Item 1A. Risk Factors.”

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the indenture governing the $1.25 billion 8.5% Senior Secured Notes due 2015 (the “Senior Notes”) issued by TER Holdings and TER Funding and the Company’s $493 million senior secured term loan agreement (the “2007 Credit Facility”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility became automatically due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Debtors and the application of applicable bankruptcy law.

Nasdaq Delisting. On February 17, 2009, TER received a notification from the Nasdaq Stock Market (“Nasdaq”) indicating that the Nasdaq staff had determined, in accordance with Nasdaq Marketplace Rules 4300, 4450(f) and IM-4300, that TER’s common stock, par value $0.001 per share (“TER Common Stock”) will be delisted from Nasdaq in light of the filing of the Chapter 11 Case, concerns about the residual equity interest of the existing listed security holders and concerns about TER’s ability to sustain compliance with all of Nasdaq’s listing requirements. Nasdaq trading in TER Common Stock was suspended on February 26, 2009. On March 12, 2009, Nasdaq announced it will file a Form 25 with the SEC to complete the delisting. The delisting becomes effective ten days after the Form 25 is filed.

Donald J. Trump’s Abandonment of Limited Partnership Interests in TER Holdings. By letter dated February 13, 2009, Donald J. Trump (“Mr. Trump”) notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Fourth Amended and Restated Agreement of Limited Partnership of TER Holdings (the “Partnership Agreement”) or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest. Pursuant to the terms of the Partnership Agreement, the prior written consent of TER, as the general partner of TER Holdings, is required for a limited partner to withdraw. TER has not consented to a withdrawal by Mr. Trump from TER Holdings. Accordingly, TER reserves all rights and remedies against Mr. Trump with respect to his purported abandonment of his limited partnership interest.

Resignation of Mr. Trump and Ivanka M. Trump. Pursuant to written letters of resignation dated February 13, 2009, Donald J. Trump and Ivanka M. Trump resigned as members of the Board of Directors of TER (the “Board”). Mr. Trump served as Chairman of the Board.

The Company

General. We own and operate three casino hotel properties in Atlantic City, New Jersey: Trump Taj Mahal Casino Resort (“Trump Taj Mahal”); Trump Plaza Hotel and Casino (“Trump Plaza”); and Trump Marina Hotel Casino (“Trump Marina”).

The following is a summary of our casino properties at December 31, 2008:

Casino Property	2008 Net Revenues (000s)	Number of Rooms/ Suites	Approximate Number of Gaming Tables	Approximate Number of Slot Machines
Trump Taj Mahal	$460,688	2,027	200	3,160
Trump Plaza	252,765	900	95	2,115
Trump Marina	194,555	728	70	1,980

Total	$908,008	3,655	365	7,255

Pending Sale of Trump Marina. On May 28, 2008, Trump Marina Associates, LLC entered into an Asset Purchase Agreement (the “Marina Agreement”) to sell the Trump Marina Hotel Casino to Coastal Marina, LLC, an affiliate of Coastal Development, LLC. On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement. The closing is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey governmental authorities. There can be no assurance that the transaction for the sale of Trump Marina will close. In the event the closing does not occur, our recourse may be limited to the $2 million deposit currently held in escrow. Our consolidated financial statements included in this Report reflect the results of Trump Marina as discontinued operations. All prior periods presented have been reclassified to conform to the current period classification.

Investor Information

We are a public company and are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file periodic reports and other information with the Securities and Exchange Commission (the “SEC”). Such reports and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically.

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

In addition, we intend to use our website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 about the disclosures contained in this Report are attached hereto and available on our website.

Business and Marketing Strategy

The Atlantic City destination gaming market has been substantially impacted by the national economic downturn. We have implemented the following initiatives to cope with this difficult economic period marked by record-low consumer confidence and the current competitive environment, while simultaneously making strategic investments in our business to improve our market position in the long-term.

We have targeted several initiatives that we believe will enhance our ongoing efforts to retain existing customers, increase trip frequency and acquire new customers. They are:

•

Facility innovation: Over several years, we engaged in a retheming and expansion capital program to make various improvements at our facilities, including the construction of the new 782-room Chairman Tower at Trump Taj Mahal, the renovation of all hotel rooms at each of our properties and the retheming of our gaming floors at Trump Taj Mahal and Trump Plaza. For more information on facility enhancements, see “Casino Properties” below.

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

•

Cost containment: We have taken aggressive steps to streamline our operational expenses while building a corporate structure that reflects the size and structure of our business. Additionally, we have strategically realigned our operating structure to appropriately function within current business volumes during the economic downturn. These initiatives have resulted in significant cost savings at the property and corporate levels.

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

•

Customer service: As a result of our belief that providing a memorable, positive experience for our customers is a fundamental necessity of our business, we launched several customer service and satisfaction programs over the past three years designed to train and measure employees on simple service behaviors that can create a superior hospitality experience.

Additionally, we have developable land at each of our casino properties, including:

•	11.4 acres at Trump Taj Mahal, including 3.5 unique acres on the Steel Pier;

•	3.5 acres at Trump Plaza; and

•	2 acres at Trump Marina, in addition to the capacity to build atop portions of the existing facility.

Casino Properties

Trump Taj Mahal Casino Resort. Trump Taj Mahal, located on the northern end of Atlantic City’s boardwalk (the “Boardwalk”), is located on 39.4 acres and features the new, 782-room Chairman Tower which includes 66 suites and 8 penthouse suites and the original 1,245-room hotel tower, which includes 230 suites and 7 penthouse suites. Trump Taj Mahal also features 16 dining locations, including Il Mulino New York, 5 cocktail lounges, and approximately 143,500 square feet of ballroom, meeting room and pre-function area space. The property also features approximately 167,300 square feet of newly renovated gaming space that includes approximately 200 table games (including poker tables), approximately 3,160 slot machines, a new high-end gaming salon, an approximately 12,500 square-foot Poker, Keno and Race Simulcasting room and an Asian-themed table game area offering popular Asian table games. Trump Taj Mahal also features the following: an approximately 20,000 square foot multi-purpose entertainment complex known as the “Xanadu Theater,” with seating capacity for up to approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall; the Casbah nightclub; the Mark G. Etess Arena, featuring approximately 63,000 square feet of exhibition and entertainment space which can accommodate over 5,000 people; and a health club, spa and fitness center with an indoor pool. Trump Taj Mahal also has a parking garage for approximately 6,750 cars, a 6 bay bus terminal and a roof-top helipad.

Trump Plaza Hotel and Casino. Trump Plaza is located at the center of the Boardwalk at the end of the Atlantic City Expressway (the main highway into the city) covering 10.9 acres with direct access to Boardwalk Hall (an entertainment and sporting venue owned and operated by the New Jersey Sports and Exposition Authority that can accommodate up to approximately 13,000 people). Trump Plaza features approximately 900 newly renovated hotel rooms, including 140 suites, approximately 96,000 square feet of newly renovated casino space with approximately 2,115 slot machines and approximately 95 table games. Amenities include approximately 18,000 square feet of conference space, an approximately 750-seat cabaret theater, two cocktail lounges, eleven dining locations, a players’ club, health spa, an indoor pool, a seasonal beach bar and restaurant and retail outlets. Trump Plaza’s parking garage can accommodate 13 buses and approximately 2,700 cars.

Trump Marina Hotel Casino. Trump Marina covers approximately 14 acres in Atlantic City’s marina district, overlooks the Senator Frank S. Farley State Marina and features a 27-story hotel with 728 newly renovated guest rooms, including 157 suites, 97 of which are luxury suites. The casino offers approximately 79,000 square feet of gaming space, approximately 1,980 slot machines, approximately 70 table games and approximately 30,500 square feet of convention, ballroom and meeting space. Trump Marina also features an approximately 540-seat cabaret-style theater, a nightclub, four retail outlets, 9 dining locations, a cocktail lounge and a recreation deck with a health spa, outdoor pool, tennis courts, basketball courts, jogging track and a pool side snack bar. To facilitate access to the property, Trump Marina has a nine-story parking garage capable of accommodating approximately 3,000 cars. Trump Marina also has an 11 bay bus terminal and a roof-top helipad.

Competition

Atlantic City Market. The Atlantic City market primarily serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius. The Atlantic City market is the second largest gaming market in the United States, after Las Vegas. In 2008, the casinos in the Atlantic City market generated $4.5 billion in casino revenue. Our three casinos combined represent approximately 21% of the gaming positions and hotel rooms in the Atlantic City market and generate approximately 21% of the market gaming revenue.

Competition in Atlantic City is intense and continues to increase. Currently, the 11 casino hotels located in Atlantic City, including our three properties, compete with each other on the basis of customer service, quality and extent of amenities and promotional offers. For this reason, we and our competitors require substantial capital expenditures to compete effectively. During 2008, certain of our existing competitors in Atlantic City completed significant room expansion projects and added other new amenities to their facilities. We substantially completed the construction of a new, 782-room hotel tower at the Taj Mahal, the Chairman Tower, to remain competitive with these new facilities.

Revel Entertainment Group (“Revel”) continues development on a 20-acre, oceanfront site next to the Showboat Casino Hotel. Revel has announced that it plans to construct an approximate $2 billion mega resort which was originally expected to open in late 2010. While Revel has obtained interim financing allowing it to commence certain work at the site, it has not yet received financing for its complete project. It recently announced that it would slow construction on the project until it can secure long-term financing. At this time we cannot ascertain when and if Revel’s project will be completed.

We believe that there are several other sites on the Boardwalk, in the marina district and possibly at Bader Field, a former airport located in Atlantic City, if that area is zoned for gaming, where casino hotels could be built in the future. The

City of Atlantic City is currently soliciting formal development proposals for Bader Field. Additionally, various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time in these areas. Future developments and expansions could have a material adverse effect on our business and operations.

We cannot ascertain at this time the effects that any new projects could have on the Atlantic City gaming market. However, the added strength of these competitors and resulting economies-of-scale could diminish our market share in the market in which we compete.

Pennsylvania. In July 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Control Board to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Philadelphia Park and Chester Downs and three slot parlors, two in Philadelphia and one in Bethlehem, are located in our market area. Slot machine operations commenced in late 2006 at the racetracks and, as of late 2008, approximately 9,000 slot machines were operating at these locations. The slot parlor in Bethlehem is expected to open in May 2009 with approximately 3,000 slot machines with an eventual increase to 5,000 slot machines. The two Philadelphia slot parlors continue to experience delays in receiving the necessary approvals to commence construction. When fully operational, the Philadelphia area locations could operate up to 15,000 slot machines. Competition from the Pennsylvania area slot machine facilities that are currently operational has adversely impacted Atlantic City casinos, including our casinos. We believe that the potential opening of these other slot parlors could further adversely impact Atlantic City casinos, including our casinos.

New York. Pursuant to legislation enacted in 2001, the Division of the Lottery of the State of New York is authorized to permit the installation of video lottery terminals (“VLTs”) at various horse racing facilities in New York. During 2004, VLT operations commenced at four upstate and western New York racetracks and at a racetrack in Sullivan County, which operates 1,500 VLTs and is considerably closer (approximately 95 miles) to Manhattan. The VLT facility at Yonkers Raceway opened in late 2006 and now operates 5,500 VLTs. In October 2008, an operator for a proposed 4,500 VLT facility at Aqueduct Racetrack was selected through a competitive bid process; however, the State of New York and the winning bidder have not signed a contract to operate and construct the facility at this time. Once construction begins on the facility, it is expected to take approximately 12-14 months to complete. At this time, we cannot ascertain when and if construction will begin. Additionally, at various times there have been discussions about allowing VLTs at the Belmont racetrack. These locations are less than fifteen miles from Manhattan.

The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casino facilities including slot machine gaming. A compact negotiated in 2002 authorized three such facilities located in the western part of New York and outside of our primary market area. The remaining three Native American casinos, if developed, are required by law to be located in either Sullivan County or Ulster County, adjoining counties approximately 100 miles northwest of Manhattan. Competition from the VLT facilities at Aqueduct Racetrack and Yonkers Raceway and from potential Native American casinos as may be authorized and operated in Sullivan or Ulster County could adversely impact Atlantic City casinos, including our casinos.

Meadowlands Racino. In April 2004, the Atlantic City casinos executed an agreement with the New Jersey Sports and Exposition Authority (“NJSEA”) which owns and operates two of the four New Jersey horse race tracks, including the Meadowlands race track. The agreement provides that annual payments made by the casinos to the NJSEA in each of 2004 through 2008 in order to subsidize horse racing would establish a moratorium on the conduct of casino gaming, including VLTs at any New Jersey race track until January 2009.

In August 2008, the Atlantic City casinos executed a new agreement with the NJSEA (the “2008 NJSEA Subsidy Agreement”). The 2008 NJSEA Subsidy Agreement provides that substantial annual payments made by the casinos to the NJSEA in 2008 through 2011 in order to subsidize horse racing would establish a moratorium on the conduct of casino gaming, including VLTs at any New Jersey race track until December 31, 2011.

Maryland. In November 2008, Maryland voters passed a referendum to allow 15,000 slot machines at five locations across that state. The State of Maryland set a February 2009 deadline for bids to operate the five locations. In the initial bids received, potential operators bid for 6,550 of the total potential slot machines available. The State of Maryland has indicated it is targeting to have the first slot parlors open by 2011. Customers from the Baltimore-Washington D.C. area are not a significant contributor to our revenues currently; however, we believe additional competition in the Northeastern United States could have an adverse effect on our business.

Delaware. We compete with Delaware primarily for gaming customers from the Southern New Jersey, Southern Pennsylvania and Delaware regions. Various proposals to allow sports betting and/or table games in Delaware have been introduced in that State’s General Assembly. While Atlantic City’s casinos currently offer table games, we currently are not permitted to offer sports betting. We believe the introduction of sports betting in Delaware could have an adverse effect on our business.

Native American Tribes. Our properties also face considerable competition from casino facilities operated by federally recognized Native American tribes, such as Foxwoods Resort Casino in Ledyard, Connecticut and Mohegan Sun Casino Resort in Uncasville, Connecticut. Both of these properties recently completed expansion projects. Pursuant to the Indian Gaming Regulatory Act (the “IGRA”), which was passed by Congress in 1988, any state that permits casino-style gaming, even if only for limited charity purposes, is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including our properties.

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

Regulatory and Licensing

Gaming Regulation. The gaming industry is highly regulated, and we must maintain our casino licenses and pay gaming taxes to continue our gaming operations. Each of our casinos is subject to extensive regulation under the statutes and regulations of the State of New Jersey. During June 2007, the New Jersey Casino Control Commission (the “CCC”) renewed our licenses to operate Trump Taj Mahal, Trump Plaza and Trump Marina until June 2012. Also, since February 2004, we have been a registered publicly traded corporation with the Nevada Gaming Control Board (the “NGCB”) under the Nevada Gaming Control Act and are subject to the licensing and regulatory control of the Nevada Gaming Commission, the NGCB and the Clark County Liquor and Gaming Licensing Board. These statutes and regulations generally concern the financial stability of the casino licensee, the good character of the owners, managers and employees and of other persons with financial interests in the gaming operations (including those with certain ownership levels of a casino licensee’s securities) and the procedures and controls which govern those gaming operations. A more detailed description of New Jersey and Nevada laws and regulations to which we are subject is contained in Exhibit 99.1 to this Report and is incorporated by reference herein. Gaming operations that we may undertake in the future in other jurisdictions will also subject us and such operations to regulations by such other jurisdictions.

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

Pursuant to the provisions of the New Jersey Casino Control Act, we must either obtain investment tax credits in an amount equivalent to 1.25% of our gross casino revenues, as defined in the New Jersey Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”). Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations.

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

On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. During April 2008, Atlantic City’s City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. The amendment to the ordinance became effective on October 15, 2008, however, on October 27, 2008, Atlantic City’s City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states. The postponement of the full smoking ban became effective on November 16, 2008.

We believe that these bans on smoking within indoor public places and for casino and casino simulcasting areas have adversely affected the Atlantic City casinos, including our casinos.

In addition, bills are pending in the New Jersey Senate and Assembly which, if enacted, would repeal the gaming area exemption from the smoking ban provided for in the New Jersey Smoke-Free Air Act. This proposed ban on smoking in the casino and casino simulcasting areas could adversely affect the Atlantic City casinos, including our casinos.

CAFRA Agreement. Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which is included as a condition of the Trump Taj Mahal’s casino license) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30 million. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2010. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

Employees and Labor Relations

Number of Employees. The table below sets forth the approximate number of our full-time equivalent employees working at our properties as of December 31, 2008:

Property	Number of Full-Time Equivalent Employees
Trump Taj Mahal	2,900
Trump Plaza	1,800
Trump Marina	1,700

Total	6,400

Collective Bargaining Agreements. Certain of our casino hotel employees are subject to collective bargaining agreements. Approximately 2,824 of our employees are covered by a collective bargaining agreement with Local 54, UNITE-HEREIU (Hotel Employees and Restaurant Employees International Union) which was effective September 15, 2004 and is set to expire on September 14, 2009. Approximately 188 of our employees are covered by a collective bargaining agreement with the International Union of Operating Engineers, Local 68 which was effective May 1, 2006 and expires on April 30, 2011. Approximately 73 of our employees are covered by a collective bargaining agreement with the United Brotherhood of Carpenters and Joiners of America, Local 623 which was effective May 1, 2006 and expires on April 30, 2011. Approximately 18 of our employees are covered by a collective bargaining agreement with the International Union of Painters & Allied Trades, District Council 711 which was effective May 1, 2006 and expires on April 30, 2011. Approximately 30 of our employees are covered by a collective bargaining agreement with the International Alliance of Theatrical Stage Employees, Local 917 which was effective July 1, 2006 and expires on June 30, 2011. Approximately 9 of our employees are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Local 331 which was effective March 1, 2008 and expires on March 31, 2011. A certification election requesting representation by the United Auto Workers for dealers at Trump Plaza occurred on March 31, 2007. The majority of dealers elected to be represented by the United Auto Workers. Objections were filed by the Company contesting the outcome of the election. The objections are currently being considered by the Washington D.C. Circuit Court of Appeals and the election results have yet to be certified. A certification election requesting representation by the United Auto Workers for dealers at Trump Marina was held on May 11, 2007. The majority of dealers elected not to be represented by the United Auto Workers. United Auto Workers filed objections to the election. On February 17, 2009, the National Labor Relations Board in Washington, D.C. ruled that another election should be held. On March 6, 2009, the Company filed a petition with the Washington, D.C. Circuit Court of Appeals for further review of the unfair labor practices. The election is being held in abeyance until the unfair labor practices petition is remedied. We believe that we have established productive and professional relationships with all of our collective bargaining partners as well as our represented and unrepresented employees.

Licensing Requirements. Certain of our employees are required to be licensed by, or registered with, the CCC, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for our properties, with autumn and winter being non-peak seasons. Consequently, our operating results for the quarters ending in March and December are not historically as profitable as the quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

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

Chapter 11 Case.

On February 17, 2009, TER and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed for protection under the Bankruptcy Code and commenced the Chapter 11 Case. During the Chapter 11 Case, our operations are subject to the risks and uncertainties associated with bankruptcy, including, but not limited to, the following:

•

Difficulties of operating our properties while attempting to reorganize our business in bankruptcy may make it more difficult to maintain and promote our facilities and attract customers to our facilities.

•	Our vendors and service providers may require stricter terms and conditions.

•	Substantial costs for professional fees and other expenses.

•	Adverse affect on our ability to maintain our gaming licenses.

•

Inability to continue to grow our business through acquisitions and restrictions on our ability to pursue other business strategies. Among other things, the Bankruptcy Code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or grant liens. These restrictions may place us at a competitive disadvantage.

•	Adverse affect on our ability to maintain, expand, develop and remodel our properties.

•

Transactions by the Debtors outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	We may not be able to obtain Bankruptcy Court approval or such approval may be delayed with respect to actions we may seek to undertake in the Chapter 11 Case.

•

We may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees. In addition, so long as the Chapter 11 Case continues, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.

•

We may need to obtain additional financing to fund our operations and capital expenditures. There can be no assurance as to our ability to obtain sufficient financing. We are currently financing our operations during our reorganization using cash on hand. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the tightening in the credit markets. These conditions and our Chapter 11 Case make it more difficult for us to obtain financing.

•

There can be no assurance that we will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Case that are acceptable to the Bankruptcy Court and the Debtors’ creditors and other parties in interest. Additionally, third parties may seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for the Debtors to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 Trustee, or to convert the case to a Chapter 7 case.

•	Even assuming a successful emergence from chapter 11, there can be no assurance as to the overall long-term viability of our business.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Case to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by equity holders and notwithstanding the fact that equity holders do not receive or retain any property on account of their equity interests under the plan of reorganization. We do not presently believe that there will be any meaningful recovery, or any recovery at all, for holders of TER Common Stock.

Our audited consolidated financial statements have been prepared assuming that we will continue as a going concern. However, the report of our independent registered public accounting firm on the financial statements of the Company as of and for the year ended December 31, 2008 includes an explanatory paragraph describing the existence of substantial doubt about the ability of our Company to continue as a going concern.

Our ability to continue as a going concern is contingent upon, among other things: (1) our ability to maintain compliance with all terms of our debt structure; (2) our ability to generate cash from operations and to maintain adequate cash on hand; (3) the resolution of the uncertainty as to the amount of claims that will be allowed; (4) our ability to confirm a plan of reorganization under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (5) our ability to achieve profitability.

Nasdaq Deslisting.

Effective February 26, 2009, Nasdaq delisted TER Common Stock from trading. Negative implications may be associated with the delisting, including potential loss in confidence in our Company by suppliers, customers and employees and the loss of institutional investor interest in TER Common Stock as a result of the delisting.

Current conditions in the global markets and general economic pressures may adversely affect consumer spending and our business and results of operations.

Our performance depends on the impact of economic conditions on levels of consumer spending. As a result of the credit market crisis, coupled with declining consumer and business confidence, recession worries, and other challenges currently affecting the global economy, consumers are continuing to curb discretionary spending, which is having an effect on our business. An extended duration or deterioration in current economic conditions could have a further material adverse impact on our financial condition and results of operations.

To operate our business and ultimately to restructure our capital structure, we will require a significant amount of cash.

Our ability to satisfy our obligations and fund capital expenditures will depend on our ability to generate cash in the future, which is, in part, subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. The risk is heightened by the fact that our current operations are in a single market. We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in an amount sufficient to enable us to operate our business and restructure our business. These challenges are exacerbated by adverse conditions in the general economy and the tightening in the credit market. Our Chapter 11 Case makes it more difficult for us to obtain financing or generate cash.

Our industry is intensely competitive.

The gaming industry is highly competitive and is expected to become more competitive in the future. New entrants to the Atlantic City market have announced plans to develop casinos in the future. We also face competition from other forms of legalized gaming, such as state sponsored lotteries, racetracks, off-track wagering and video lottery and video poker terminals. In addition, online gaming, despite its illegality in the United States, is a growing sector in the gaming industry. We are unable to assess the impact that online gaming will have on our operations in the future and there is no assurance that the impact will not be materially adverse.

The filing of the Chapter 11 Case may have an adverse impact on our ability to compete.

Our success could depend upon the success of our strategic capital expenditure plan.

Many of our existing competitors in Atlantic City have recently completed or announced significant development projects. We have substantially completed a strategic capital expenditure plan at each of our properties, which included the construction of the Chairman Tower at Trump Taj Mahal. From time to time, capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary to enhance the competitiveness of our properties. Our ability to successfully compete will also be dependent upon our ability to develop and implement effective marketing campaigns. To the extent we are unable to successfully develop and implement these types of marketing initiatives, we may not be successful in competing in our markets.

Gaming is a regulated industry and changes in the law could have a material adverse effect on our operations. See “Business – Regulatory and Licensing.”

Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the New Jersey Casino Control Commission (the “CCC”) and state and federal taxing, law enforcement and liquor control agencies. We and several of our officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on our business.

During June 2007, the CCC renewed our licenses to operate Trump Taj Mahal, Trump Plaza and Trump Marina until June 2012.

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

Pennsylvania, New York and other nearby states have enacted gaming legislation that may harm us, and other states may do so in the future.

In 2004, the Pennsylvania legislature enacted the Race Horse Development and Gaming Act which authorizes the Control Board to permit a total of up to 61,000 slot machines in up to fourteen different licensed locations in Pennsylvania, seven at racetracks (each with up to 5,000 slot machines), five at slot parlors (two in Philadelphia, one in Pittsburgh and two elsewhere, each with up to 5,000 slot machines) and two at established resorts (each with up to 500 slot machines). Three of the racetrack sites, Pocono Downs, Philadelphia Park and Chester Downs and three slot parlors, two in Philadelphia and one in Bethlehem, are located in our market area. Slot machine operations commenced in late 2006 at the racetracks and, as of late 2008, approximately 9,000 slot machines were operating at these locations. The slot parlor in Bethlehem is expected to open in May 2009 with approximately 3,000 slot machines with an eventual increase to 5,000 slot machines. The two Philadelphia slot parlors continue to experience delays in receiving the necessary approvals to commence construction. When fully operational, the Philadelphia area locations could operate up to 15,000 slot machines.

In 2001, the New York Legislature authorized the installation of VLTs at various horse racing facilities in New York. The VLT facility at Yonkers Raceway opened in late 2006 and now operates 5,500 VLTs. In October 2008, an operator for a proposed 4,500 VLT facility at Aqueduct Racetrack was selected through a competitive bid process; however, the State of New York and the winning bidder have not signed a contract to operate and construct the facility at this time. Once construction begins on the facility it is expected to take approximately 12-14 months to complete although at this time we cannot ascertain when and if construction will begin. These locations are less than fifteen miles from Manhattan. The 2001 legislation also authorized the Governor of New York to negotiate compacts authorizing the operation of up to six Native American casinos in the State including slot machines. Three have now been located in the western part of New York and outside of our primary market area but the remaining three, if approved and developed, are required by law to be located in either Sullivan or Ulster County, adjoining counties, which are approximately 100 miles northwest of Manhattan. Competition from the VLT facilities at Aqueduct Racetrack and Yonkers Raceway and from potential Native American casinos as may be authorized and operated in Sullivan or Ulster County could adversely impact Atlantic City casinos, including our casinos.

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

Other enacted legislation, including local anti-smoking regulations, may have an adverse impact on our operations.

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

On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. During April 2008, Atlantic City’s City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. The amendment to the ordinance became effective on October 15, 2008, however, on October 27, 2008, Atlantic City’s City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states. The postponement of the full smoking ban became effective on November 16, 2008.

In addition, bills are pending in the New Jersey Senate and Assembly which, if enacted, would repeal the gaming area exemption from the smoking ban provided for in the New Jersey Smoke-Free Air Act. This proposed ban on smoking in the casino and casino simulcasting areas could adversely affect the Atlantic City casinos, including our casinos.

We might not be successful in pursuing additional gaming ventures in existing or emerging gaming markets.

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

Occurrence of any of these risks could materially adversely affect our operations and financial condition.

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

See “Item 1. Business—Casino Properties” for a brief description of the location and general character of each of our properties.

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

Each of our properties leases space to various retailers and food and beverage outlets in their respective facilities.

The following table lists our significant land holdings:

	Total Approximate Acreage
Property	Owned	Leased	Utilized	Available for Development
Trump Taj Mahal (including Steel Pier)	39.4	—	28.0	11.4
Trump Plaza	9.4	1.5	7.4	3.5
Trump Marina	14.0	—	12.0	2.0

Trump Taj Mahal. We currently own approximately 39.4 acres of land that comprise the Trump Taj Mahal site, including the 24.5 acres on which the facility is situated and 11.4 acres of land suitable for development. The Trump Taj Mahal site includes the Steel Pier comprised of approximately 3.5 acres and related property located on the opposite side of the Boardwalk from Trump Taj Mahal. We currently lease the Steel Pier to an amusement park operator pursuant to a lease agreement which we and the operator have mutually agreed to extend until December 2010. Excluded from the table is an off-site warehouse location located on 18.0 acres. During 2008, we substantially completed the construction of the new, 782-room Chairman Tower at the Trump Taj Mahal.

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

We also own five parcels of land, aggregating approximately 43,300 square feet, and lease one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, on the same block as Trump Plaza’s garage. These parcels of land are used for signage and surface parking.

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

As discussed in Item 1 above, on February 17, 2009, the Debtors filed voluntary petitions seeking relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-12656 and 09-13658 through 09-13664 (JWH) (the “Chapter 11 Case”). The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As of the date of the filing of the Chapter 11 Case, virtually all pending litigation against the Debtors (including the actions described below) is stayed as to the Debtors, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time it is not possible to predict the outcome of the Chapter 11 Case or their effect on our business or the actions described below.

Pequot Tribe Litigation—On May 28, 2003, one of our indirect subsidiaries, Trump Entertainment Resorts Development Company, LLC (“TER Development”), filed a complaint against, among others, the Paucatuck Eastern Pequot Indian Tribal Nation (the “Pequot Tribe”) and Eastern Capital Development, Inc. (“ECD”) in the Superior Court of New London, Connecticut. In that complaint, TER Development alleged fraud, breach of contract, conspiracy, violation of the Connecticut Unfair Trade Practices Act and intentional interference with contractual relations by ECD in connection with certain contractual arrangements between TER Development and the Pequot Tribe. Pursuant to such arrangements, TER Development had agreed, among other things, to support the efforts of the Pequot Tribe to obtain federal recognition, and together they had agreed to exercise commercially reasonable efforts to pursue the operation of a tribal gaming facility to be managed by TER Development. In the complaint, TER Development seeks, among other things, compensatory and punitive damages, attorney fees and a finding by the court that ECD has interfered with TER Development’s business relationship with the tribe and that certain members of the Pequot Tribe Tribal Counsel are in default under the aforementioned contractual arrangements in the sum of approximately $10 million. On October 12, 2005, the Bureau of Indian Affairs, U.S. Department of Interior (BIA) denied the application of the Pequot Tribe for federal recognition, a prerequisite for developing a gaming facility. In October 2007, the parties entered into a settlement of the litigation pursuant to which TER Development would receive certain payments upon the opening of any casino by the Pequot Tribe. At this time, the Pequot Tribe is not federally recognized and there can be no assurance that it will ever be recognized or open a casino.

Power Plant Litigation—On December 30, 2004, TER Development filed a complaint against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for development of gaming facilities in Hollywood and Tampa, Florida. TER Development has asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. On April 17, 2008, the trial court ruled on the defendants’ numerous motions for summary judgment. The court denied the defendants’ motions as to TER Development’s claims against all defendants for fraud and conspiracy and as to TER Development’s claim against Richard T. Fields and Coastal Development, LLC under the Florida Deceptive and Unfair Trade Practices Act. The trial court granted the defendants’ motions for summary judgment as to TER Development’s claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, interference with prospective business relationship and the claims under the Florida Deceptive and Unfair Trade Practices Act as to the Power Plant Group. The defendants seek no relief against TER Development other than claims for attorney’s fees and costs in the event that they prevail at trial.

TER and Coastal Development, LLC, through controlled subsidiaries, have executed an agreement for the sale of Trump Marina (see Note 3 of our Notes to Consolidated Financial Statements). Upon the closing of the sale of Trump Marina, the complaint against the Power Plant Group will be dismissed with prejudice and all parties will be fully released from any claims in this lawsuit. On May 29, 2008, the parties filed a joint motion to stay the action, pending the closing of the transaction. On May 30, 2008, the Court granted the stay pending further order of the Court.

2005 Chapter 11 Cases—We previously emerged from reorganization proceedings under the Bankruptcy Code (the “2005 Chapter 11 Case”) on May 20, 2005 (the “2005 Effective Date”). The 2005 Chapter 11 Case was voluntarily commenced by our predecessor company, Trump Hotels & Casino Resorts, Inc. (“THCR”). We are still in the process of resolving a limited number of claims and other litigation in connection with the 2005 Chapter 11 Cases, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of common stock of THCR on the record date for distributions under the Plan of Reorganization related to the 2005 Chapter 11 Case (the “2005 Plan”) (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the 2005 Plan, which they believe were wrongly made to the beneficial holders of our stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the 2005 Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of THCR. The movants appealed this motion to the United States District Court for the district of New Jersey. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. In May 2007, we filed a notice of appeal to the United States Court of Appeals for the Third Circuit. By order dated November 5, 2008, the Court of Appeals affirmed the District Court’s order. While on remand in the Bankruptcy Court for further consideration in light of the District Court’s order, we filed a voluntary petition in the Bankruptcy Court on February 17, 2009, seeking relief under the provisions of chapter 11 of the Bankruptcy Code. As a result, the matter has been stayed pending the resolution of our bankruptcy proceedings.

New Jersey State Income Taxes—Prior to 2007, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. This alternative minimum tax assessment expired as of December 31, 2006 and therefore we have not recorded a provision for New Jersey state alternative minimum taxes in 2007 or 2008. We believe our New Jersey partnerships are exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At December 31, 2008, we have accrued $28.6 million for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

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

TER Common Stock. From September 20, 2005 to February 26, 2009, TER Common Stock traded on the Nasdaq Global Market (formerly, the Nasdaq National Market System) under the ticker symbol “TRMP.”

On February 26, 2009, TER Common Stock was delisted from the Nasdaq Stock Market in light of, among other things, the filing of the Chapter 11 Case.

The following table reflects the high and low sales prices, rounded to the nearest penny, of TER Common Stock as reported by the Nasdaq Global Market, for each quarterly period in 2007 and 2008 and the subsequent interim quarterly period (through February 26, 2009).

	High	Low
2007:
First Quarter	$19.45	$16.15
Second Quarter	$18.63	$11.58
Third Quarter	$11.14	$5.15
Fourth Quarter	$8.87	$4.13

2008:
First Quarter	$4.80	$2.90
Second Quarter	$3.89	$1.76
Third Quarter	$2.20	$1.04
Fourth Quarter	$1.25	$0.17

2009:
First Quarter (through February 26, 2009)	$0.57	$0.06

Holders. As of March 2, 2009, there were approximately 2,680 holders of record of TER Common Stock.

Nine hundred shares of TER class B common stock are also issued and outstanding. No established trading market exists for our class B common stock and the class B common stock is not permitted to receive any dividends or distributions (other than certain distributions upon liquidation) with respect to our equity. All of the 900 shares of TER class B common stock were owned by Mr. Trump. The 900 shares of class B common stock had the voting equivalency of 9,377,484 shares of TER Common Stock and represented the shares of TER Common Stock issuable upon exchange of Mr. Trump’s limited partnership interest in TER Holdings pursuant to the Third Amended and Restated Exchange and Registration Rights Agreement among TER, TER Holdings, Mr. Trump and Trump Casinos, Inc. By letter dated February 13, 2009, Mr. Trump notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Fourth Amended and Restated Agreement of Limited Partnership of TER Holdings (the “Partnership Agreement”) or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest. Pursuant to the terms of the Partnership Agreement, the prior written consent of TER, as the general partner of TER Holdings, is required for a limited partner to withdraw. TER has not consented to a withdrawal by Mr. Trump from TER Holdings. Accordingly, TER reserves all rights and remedies against Mr. Trump with respect to his purported abandonment of his limited partnership interest.

Dividends. We have never paid a dividend on TER Common Stock and do not anticipate paying one in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes information regarding our equity compensation plans as of December 31, 2008. All outstanding awards relate to TER Common Stock.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	300,000	(1)	$17.75	2,462,630	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	300,000		$17.75	2,462,630

(1)	Options granted under our 2005 Incentive Award Plan.

(2)	Excludes 300,000 securities to be issued upon the exercise of outstanding options and 1,237,370 shares of restricted stock granted pursuant to our 2005 Incentive Award Plan.

Item 6.	Selected Financial Data

The following table sets forth certain of our historical financial information for the years ended December 31, 2008, 2007 and 2006 and the period from May 20, 2005 through December 31, 2005 (TER) and for the period from January 1, 2005 through May 19, 2005 and the year ended December 31, 2004 (Predecessor Company). All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto referenced elsewhere in this Form 10-K.

	TER				Predecessor Company
	Year Ended December 31,			May 20, 2005 through December 31, 2005	January 1, 2005 through May 19, 2005	Year Ended December 31, 2004
	2008	2007	2006
Revenues:
Gaming	$735,469	$781,935	$823,628	$510,809	$301,583	$809,217
Rooms	68,133	64,323	59,366	36,390	20,023	57,445
Food and beverage	87,214	88,547	92,624	59,303	32,873	94,498
Other	31,959	31,986	32,157	19,124	9,684	31,020

	922,775	966,791	1,007,775	625,626	364,163	992,180
Less promotional allowances	(209,322)	(209,560)	(226,243)	(149,702)	(88,993)	(237,387)

Net revenues	713,453	757,231	781,532	475,924	275,170	754,793
Costs and expenses:
Operating costs, excluding items detailed below	621,970	642,865	661,380	417,023	230,731	617,123
Goodwill and other asset impairment charges	141,744	96,857	—	—	—	—
Depreciation and amortization	56,290	49,142	54,155	30,115	27,334	72,835
Income from settlement of property tax appeals	—	(27,946)	—	—	—	—
Reorganization expense (income) and related costs	1,680	910	464	8,991	(68,016)	48,559
Debt renegotiation costs	—	—	—	—	—	2,857

	821,684	761,828	715,999	456,129	190,049	741,374

(Loss) income from operations	(108,231)	(4,597)	65,533	19,795	85,121	13,419
Non-operating income (expense):
Interest income	4,019	6,770	9,439	1,690	701	880
Interest expense	(132,513)	(130,961)	(129,593)	(78,854)	(85,013)	(223,319)
Loss on early extinguishment of debt	—	(4,127)	—	—	—	—
Interest expense - related party	—	—	—	—	(1,184)	(2,941)

	(128,494)	(128,318)	(120,154)	(77,164)	(85,496)	(225,380)

Loss before income taxes, minority interests, discontinued operations and extraordinary item	(236,725)	(132,915)	(54,621)	(57,369)	(375)	(211,961)
Income tax benefit (provision)	6,289	23,102	(5,083)	(9,527)	(1,522)	(4,225)
Minority interests	44,442	27,558	13,846	14,550	—	—

Loss from continuing operations	(185,994)	(82,255)	(45,858)	(52,346)	(1,897)	(216,186)

Income from discontinued operations:
Trump Marina, net of income taxes and minority interests	(47,525)	(106,426)	26,789	16,012	(35,399)	12,417
Trump Indiana, net of income taxes and minority interests	1,316	—	562	9,806	118,748	(1,001)
Trump 29, net of minority interest	—	—	—	—	—	7,480
Gain on termination of Trump 29 management contract	—	—	—	—	—	6,000

Income from discontinued operations	(46,209)	(106,426)	27,351	25,818	83,349	24,896

(Loss) income before extraordinary item	(232,203)	(188,681)	(18,507)	(26,528)	81,452	(191,290)
Extrordinary gain on extinguishment of debt	—	—	—	—	196,932	—

Net (loss) income	$(232,203)	$(188,681)	$(18,507)	$(26,528)	$278,384	$(191,290)

Continuing operations	$(5.87)	$(2.65)	$(1.48)	$(1.71)	$(0.06)	$(7.23)
Discontinued operations	(1.46)	(3.42)	0.88	0.84	2.78	0.83
Extraordinary gain on extinguishment of debt	—	—	—	—	6.59	—

Basic and diluted net (loss) income per share	$(7.33)	$(6.07)	$(0.60)	$(0.87)	$9.31	$(6.40)

Weighted Average Shares Outstanding:
Basic and diluted	31,674,980	31,086,918	30,920,616	30,533,041	29,904,764	29,904,764
Balance Sheet Data (at end of period):
Total assets	$2,047,379	$2,228,880	$2,260,496	$2,329,763		$1,983,755
Total debt, including current maturities	1,743,844	1,643,774	1,407,433	1,437,959		1,895,435
Minority interests	6,925	64,892	125,395	129,708		—
Total stockholders’ equity (deficit)	779	226,368	412,768	427,158		(185,713)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct and there can be no assurance that the forward-looking statements contained in this Report, including with respect to the sale of Trump Marina or the ultimate impact of the events occurring during the reorganization process, will be realized. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions, that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those discussed in the section entitled “Risk Factors” beginning on page 9 of this Report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Overview

We own and operate the Trump Taj Mahal Casino Resort, Trump Plaza Hotel and Casino and the Trump Marina Hotel Casino in Atlantic City, New Jersey.

Financial Condition

Liquidity and Capital Resources

Recent Chapter 11 Case. As part of a strategy to maintain sufficient liquidity, we did not make the interest payment due December 1, 2008 on the Senior Notes. We obtained a forbearance agreement from the holders of an aggregate of approximately 70% of the outstanding principal amount of the Senior Notes, pursuant to which such holders agreed to forbear from exercising their rights and remedies under the indenture governing the Senior Notes relating to the missed interest payment, and from directing the trustee under the indenture from exercising any such rights and remedies on the holders’ behalf, until January 21, 2009, unless certain events occurred. We also obtained a forbearance agreement from the lenders under our 2007 Credit Facility, pursuant to which the lenders agreed to forbear from exercising certain of their rights and remedies that may exist as a result of the missed interest payment on the Senior Notes, until January 21, 2009, unless certain events occurred. Each of the forbearance agreements was later extended until February 17, 2009.

On February 17, 2009, TER and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey in Camden, New Jersey (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases are being jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-13656 and 09-13658 through 09-13664 (JHW) (the “Chapter 11 Case”).

We intend to maintain business operations through the reorganization process. On February 20, 2009, the Company obtained Bankruptcy Court approval to pay its vendors in the ordinary course of business. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of the filing of the Chapter 11 Case, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from these proceedings. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization. The continuation of the Chapter 11 Case, particularly if a plan of reorganization is not timely approved or confirmed, could further adversely affect our operations. See “Item 1. Business—Chapter 11 Proceedings” and “Item 1A. – Risk Factors”.

On February 23 2009, the Bankruptcy Court entered an order approving on an interim basis the terms pursuant to which the Debtors are permitted to use the cash collateral under the 2007 Credit Facility. Such use was permitted in exchange for certain protections afforded to the lenders under the 2007 Credit Facility.

General. Cash flows from the operating activities of our casino properties constitute our primary source of liquidity. We may need to obtain additional financing to meet all of our liquidity requirements and other obligations. Currently our liquidity and cash flow is affected by a variety of factors, many of which are outside of our control, including the current global economic distress, the tightening of the credit markets, as well as the downturn in the Atlantic City gaming market, regulatory issues, competition, and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to fund our operations and capital expenditures. There can be no assurance as to our ability to obtain sufficient financing and meet our obligations. We are currently financing our operations during our reorganization using our cash on hand. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the current tightening in the credit market. These conditions and our Chapter 11 Case make it more difficult for us to obtain financing.

Cash flows provided by operating activities were $0.3 million during 2008 compared to $67.4 million during 2007. The decrease in our cash flow from operations is principally due to decreased gaming revenues and changes in working capital requirements partially offset by lower cash paid for interest as a result of the missed interest payment on our Senior Notes during December 2008. Our 2007 cash flows provided by operating activities reflect the $12.0 million cash payment received in connection with our settlement of property tax appeals with the City of Atlantic City.

Cash flows used in investing activities were $139.9 million during 2008 compared to $274.8 million during 2007. Investing activities during 2008 include (i) capital expenditures of $179.0 million, of which approximately $133.0 million related to the construction of the Chairman Tower, (ii) a decrease in restricted cash reflecting the use of proceeds from borrowings which were restricted for expenditures associated with the construction of the Chairman Tower, (iii) capitalized interest of $8.5 million and (iv) a $15.2 million cash deposit received in connection with the October 28, 2008 amendment to the Asset Purchase Agreement for the sale of Trump Marina. Investing activities during 2007 include (i) $232.2 million in capital expenditures associated with construction of the Chairman Tower and renovation projects at our three properties, (ii) a $25.3 million increase in restricted cash and (iii) $4.2 million in capitalized interest.

During 2008, our cash flows provided by financing activities were $104.4 million. We borrowed the remaining $100.0 million available under our 2007 Credit Facility, repaid $4.5 million of our outstanding term loan and $1.7 million of our capital lease obligations. In addition, we received grant proceeds from the Casino Reinvestment Development Authority (“CRDA”) totaling $11.9 million for qualifying expenditures to construct the Chairman Tower. We also made partnership distributions to Mr. Trump totaling $1.3 million. During 2007, our cash flows provided by financing activities totaled $228.7 million. Our 2007 financing activities included: (i) borrowings under our prior credit facility of $223.3 million (which was refinanced with the 2007 Credit Facility), $147.4 million of which was restricted to fund a portion of the construction of the Chairman Tower, (ii) $393.3 million in borrowings under the 2007 Credit Facility, the proceeds of which were used to repay all amounts outstanding under our prior credit facility and $6.6 million of associated transaction costs, (iii) $9.0 million in repayments of capital lease obligations and (iv) partnership distributions to Mr. Trump totaling $1.0 million.

At December 31, 2008, we had approximately $77.2 million in cash and cash equivalents. Our cash and cash equivalents do not include $9.0 million in cash included in Trump Marina’s assets held for sale and $2.8 million in restricted cash representing amounts used to secure outstanding letters of credit.

At December 31, 2008, there was a $488.8 million term loan outstanding under our 2007 Credit Facility. We also had $1,249.0 million of Senior Notes outstanding. The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Senior Notes and the 2007 Credit Facility. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law.

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

Contractual obligations, as of December 31, 2008, mature as follows (in millions):

	One year and less	2-3 years	3-5 years	After 5 years	Total
Long-term debt	$1,737.7	$—	$—	$—	$1,737.7
Interest on long-term debt (1)	62.5	—	—	—	62.5
Construction commitments (2)	21.0	—	—	—	21.0
Services Agreement (3)	2.0	4.0	—	—	6.0
Capital leases	0.9	1.7	1.6	11.1	15.3
Operating leases	13.1	16.6	5.3	76.2	111.2
2008 NJSEA Subsidy Agreement (4)	6.3	7.8	—	—	14.1

Total	$1,843.5	$30.1	$6.9	$87.3	$1,967.8

In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. See Note 7 to our Consolidated Financial Statements.

(1)	As of December 31, 2008, we were in default under the terms of the indenture governing the Senior Notes and the 2007 Credit Facility (see Note 6 to the Consolidated Financial Statements). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility became automatically due and payable. Interest on long-term debt reflects amounts due as of December 31, 2008.
(2)	Construction commitments are principally comprised of amounts related to the completion of the Chairman Tower.
(3)	Represents obligations under a services agreement with Mr. Trump.
(4)	Represents estimated amounts due under the 2008 NJSEA Subsidy Agreement as discussed in Note 17 to the Consolidated Financial Statements.

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

Results of Operations

The following analyses compare our results of operations for: (1) the year ended December 31, 2008 with our results of operations for the year ended December 31, 2007 and (2) the year ended December 31, 2007 with our results of operations for the year ended December 31, 2006. Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina.

Basis of Presentation. On May 28, 2008, Trump Marina Associates, LLC entered into the Marina Agreement to sell the Trump Marina Hotel Casino to Coastal Marina, LLC, an affiliate of Coastal Development, LLC. On October 28, 2008, the parties entered into an amendment to modify certain terms and conditions of the Marina Agreement. The closing is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey governmental authorities. There can be no assurance that the transaction for the sale of the Trump Marina will close. In the event the closing does not occur, our recourse may be limited to the $2 million deposit current held in escrow. Our consolidated financial statements reflect the results of Trump Marina as a discontinued operation. All prior periods presented have been reclassified to conform to the current period classification.

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things, (i) the ability of the Company to maintain compliance with all terms of its debt structure; (ii) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (iii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iv) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (v) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Results of Operations for the Years Ended December 31, 2008 and 2007

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Year Ended December 31,
	2008	2007
	(in millions)
Gaming revenues
Trump Taj Mahal	$476.7	$504.1
Trump Plaza	258.8	277.8

Total	$735.5	$781.9

Net revenues
Trump Taj Mahal	$460.7	$489.5
Trump Plaza	252.8	267.7

Total	$713.5	$757.2

Income (loss) from operations
Trump Taj Mahal	$(42.6)	$50.6
Trump Plaza	4.4	(15.6)
Corporate and other	(70.0)	(39.6)

Total	$(108.2)	$(4.6)

Depreciation and amortization
Trump Taj Mahal	$36.7	$29.3
Trump Plaza	18.9	19.3
Corporate and other	0.7	0.5

Total	$56.3	$49.1

Goodwill and other intangible asset impairment charges
Trump Taj Mahal	$90.2	$30.5
Trump Plaza	5.4	56.7
Corporate and other	46.1	9.7

Total	$141.7	$96.9

Income from property tax settlement, net of legal fees
Trump Taj Mahal	$—	$3.6
Trump Plaza	—	22.6

Total	$—	$26.2

Discontinued operations - Trump Marina
Gaming revenues	$201.3	$239.7
Net revenues	194.6	231.0
Depreciation and amortization	6.8	16.6
Goodwill and other asset impairment charges	65.9	181.0
Income from property tax settlement, net of legal fees	—	2.6
Loss from discontinued operations before income taxes and minority interest	(69.0)	(165.0)

Our operating results during 2008 were affected by various factors including the continuing effects of gaming competition in Pennsylvania and New York, a further weakening of the economy, higher fuel costs for a portion of 2008 and smoking restrictions under state and local legislation.

Gross Gaming Revenues – During 2008, the Atlantic City market experienced a decrease in gross gaming revenues for the second consecutive year. Gross gaming revenues as reported to the New Jersey Casino Control Commission (the “CCC”) decreased 7.6% overall, while slot revenues decreased 9.6% compared to the year ended December 31, 2007. During the year ended December 31, 2008, we experienced an 8.0% decrease in overall gross gaming revenue and a 10.0% decrease in slot revenue at our three properties compared to the prior year.

Smoking Restrictions – On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. This ordinance mandated that casinos restrict smoking to designated areas of up to 25% of the casino floor. During April 2008, Atlantic City’s City Council unanimously approved an amendment to the ordinance, banning smoking entirely on all casino gaming floors and casino simulcasting areas, but allowing smoking in separately exhausted, non-gaming, smoking lounges. The amendment to the ordinance became effective on October 15, 2008, however, on October 27, 2008, Atlantic City’s City Council voted to postpone the full smoking ban for at least one year due to, among other things, the weakened economy and increased competition in adjoining states. The postponement of the full smoking ban became effective on November 16, 2008.

While we are unable to quantify the impact of the smoking restrictions, we believe these smoking restrictions have negatively impacted our gaming revenues and income from operations as our competition in adjacent states continues to permit smoking. Although we constructed a smoking lounge on the casino floor at each of our properties as permitted by the ordinance, we believe our gaming revenues and income from operations were negatively affected by the smoking ban that was in effect and that a future complete ban on smoking in casino and casino simulcasting areas could further adversely affect our results.

Impairment Charges – We review our goodwill and other intangible assets for impairment annually as of October 1, or more frequently if events or circumstances indicate that the value of goodwill or other intangible assets might be impaired. As a result of the negative effects of the aforementioned factors on our operating results, we recognized goodwill and other intangible asset impairment charges related to our continuing operations totaling $141.7 million and $96.9 million during the years ended December 31, 2008 and 2007, respectively.

We review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets might not be recoverable. Trump Marina’s discontinued operations during the year ended December 31, 2008 include a $45.0 million estimated loss on disposal reflecting the revised definitive purchase price in connection with the Marina Amendment. Trump Marina’s discontinued operations during the year ended December 31, 2007 include an asset impairment charge of $91.3 million.

Real Property Revaluation – During the year ended December 31, 2008, as a result of Atlantic City’s first overall real property revaluation since 1978, real estate tax expense decreased $4.1 million due to an overall decline in the tax rate applied to the assessed value of each of our properties.

A discussion of each of our properties’ operating results for the year ended December 31, 2008 compared to December 31, 2007 follows:

Trump Taj Mahal – Net revenues decreased $28.8 million due to a $27.4 million decrease in gaming revenues and a $5.0 million increase in promotional allowances partially offset by a $3.6 million increase in cash rooms, food and beverage revenue. The decrease in gaming revenues was primarily due to (i) a $23.8 million decrease in slot revenue resulting from an 11% decline in volume and (ii) a $3.6 million decrease in table games and other gaming revenue. The increase in promotional allowances was a result of higher gaming and room complimentaries partially offset by a decrease in food complimentaries.

Income from operations before non-cash intangible asset impairment charges decreased $33.5 million due to the decrease in net revenues and a $4.7 million increase in operating costs and expenses. Increases in operating costs and expenses were principally due to: a $7.4 million increase in depreciation expense, principally due to the significant projects completed during 2007, the opening of the Chairman Tower during 2008 and new slot machine inventory on the casino floor; a $6.7 million increase in provisions for doubtful accounts; the absence of $3.6 million of income recognized in connection with the 2007 settlement of property tax appeals with the City of Atlantic City (the “City”); a $1.8 million increase in utility costs, due to higher rates and the Chairman Tower; and a $1.8 million increase in advertising costs. These increases were partially offset by: a $3.8 million decrease in gaming taxes and other regulatory fees; a $3.6 million decrease in payroll and related costs; a $1.9 million decrease in promotional expenses, primarily due to the absence of TrumpONE implementation costs incurred during 2007; a $1.8 million decrease in insurance costs; a $1.7 million decrease in food and beverage costs; a $1.4 million decrease in marketing and entertainment costs; a $1.2 million reversal of provisions related to CRDA investments upon the receipt of grant proceeds from the Atlantic City Expansion Fund, which were funded by certain of our CRDA deposits; and a $1.0 million decrease in property tax expense resulting from Atlantic City’s 2008 real estate revaluation.

Trump Plaza – Net revenues decreased $14.9 million primarily due to a $19.0 million decrease in gaming revenues partially offset by a $5.1 million decrease in promotional allowances. The decrease in gaming revenues reflects an $18.9 million or 9.7% decrease in slot revenues. The lower promotional allowances reflect a decrease in promotional coin offers corresponding to the lower gaming revenues.

Before consideration of non-cash intangible asset impairment charges and $22.6 million of income, net of legal fees, from the settlement of property tax appeals with the City, income from operations decreased $8.7 million as the lower net revenues were partially offset by a $6.2 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to: a $2.7 million decrease in gaming taxes and fees; a $2.4 million decrease in property taxes resulting from Atlantic City’s real estate revaluation; a $2.4 million decrease in provisions related to CRDA investments, primarily due to the receipt of grant proceeds from the Atlantic City Expansion Fund, which were funded by certain of our CRDA deposits; and a $1.2 million decrease in insurance costs. These decreases were partially offset by a $1.8 million increase in payroll and related costs due to annual merit increases and higher medical and union benefits and a $1.1 million increase in utility costs.

Corporate and Other – Corporate and other expenses, before consideration of goodwill impairment charges, decreased $6.0 million to $23.9 million principally due to a $2.7 million decrease in payroll and related costs, a $1.0 million decrease in professional fees, primarily due to expenses incurred during 2007 in connection with our strategic review, and a $1.5 million reduction in severance costs.

Our other overall costs were as follows:

Interest Income – Interest income was $4.0 million during the year ended December 31, 2008 compared to $6.8 million during the year ended December 31, 2007 principally due to lower balances of average invested cash and cash equivalents on hand during the period.

Interest Expense – Interest expense during the year ended December 31, 2008 increased $1.5 million due to higher outstanding borrowings under the 2007 Credit Facility partially offset by a $4.3 million increase in capitalized interest principally associated with the construction of the Chairman Tower at the Taj Mahal. Capitalized interest was $8.5 million and $4.2 million during the years ended December 31, 2008 and 2007, respectively.

Provision for Income Taxes – Our provision for income taxes related to our continuing operations in 2008 includes a deferred tax benefit of $6.3 million. Our provision for income taxes related to our continuing operations in 2007 includes a deferred tax benefit of $23.4 million, a non-cash charge in lieu of taxes of $0.2 million and a current tax provision of $0.1 million.

Trump Marina Discontinued Operations – Loss from discontinued operations before income taxes and minority interest during the year ended December 31, 2008 includes (i) a $45.0 million estimated loss on disposal reflecting the revised definitive purchase price in connection with the Marina Amendment, (ii) an $18.6 million intangible asset impairment charge relating to Trump Marina trademarks, (iii) $5.3 million of fees incurred in connection with the transaction, principally fees incurred to amend the 2007 Credit Facility and (iv) a goodwill impairment charge of $2.3 million. Net revenues during the year ended December 31, 2008 decreased $36.4 million principally due to a $38.4 million decline in gaming revenues. The lower net revenues were offset by a $9.8 million decrease in depreciation and amortization expense as Trump Marina’s long-lived assets which are held for sale are no longer depreciated in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and reductions in other operating costs and expenses including promotional and advertising expenses, payroll and related costs, food costs and gaming taxes.

We recorded a $6.2 million income tax benefit related to our discontinued operations during the year ended December 31, 2008 reflecting the impact of a reduction in our net deferred tax liabilities as a result of the intangible asset impairment charge relating to trademarks of Trump Marina.

Failure to close a transaction pursuant to the amended Marina Agreement may result in additional long-lived asset impairment charges.

Results of Operations for the Years Ended December 31, 2007 and 2006

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Year Ended December 31,
	2007	2006
	(in millions)
Gaming revenues
Trump Taj Mahal	$504.1	$525.4
Trump Plaza	277.8	298.2

Total	$781.9	$823.6

Net revenues
Trump Taj Mahal	$489.5	$502.7
Trump Plaza	267.7	278.8

Total	$757.2	$781.5

Income (loss) from operations
Trump Taj Mahal	$50.6	$80.4
Trump Plaza	(15.6)	20.7
Corporate and other	(39.6)	(35.6)

Total	$(4.6)	$65.5

Depreciation and amortization
Trump Taj Mahal	$29.3	$33.9
Trump Plaza	19.3	20.0
Corporate and other	0.5	0.2

Total	$49.1	$54.1

Goodwill and other intangible asset impairment charges
Trump Taj Mahal	$30.5	$—
Trump Plaza	56.7	—
Corporate and other	9.7	—

Total	$96.9	$—

Income from property tax settlement, net of legal fees
Trump Taj Mahal	$3.6	$—
Trump Plaza	22.6	—

Total	$26.2	$—

Discontinued operations - Trump Marina
Gaming revenues	$239.7	$255.6
Net revenues	231.0	244.8
Depreciation and amortization	16.6	14.0
Goodwill and other asset impairment charges	181.0	—
Income from property tax settlement, net of legal fees	2.6	—
(Loss) income from discontinued operations before income taxes and minority interest	(165.0)	36.4

During 2007, our operating results were impacted by the following:

Increased Competition - During 2007, the Atlantic City gaming market experienced its first-ever decline in gaming revenues since 1978 due to increased competition from the introduction of new gaming capacity in Pennsylvania and New York, which are primary feeder markets for Atlantic City. Specifically, new slots-only casinos opened in Bensalem and Chester, Pennsylvania (both in the Philadelphia market) and Wilkes-Barre, Pennsylvania with a total of approximately 5,100 slot machines. In addition, in late 2006 Yonkers Raceway in New York City opened its lottery terminal facility, which by the end of 2007, had approximately 5,500 machines.

Gross Gaming Revenues—For the year ended December 31, 2007, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 5.7% overall, including an 8.9% decrease in slot revenues, compared to the year ended December 31, 2006. For the year ended December 31, 2007, we experienced a 5.2% decrease in overall gross gaming revenues and a 7.8% decrease in slot revenues compared to the prior year. Gaming revenues within the Atlantic City market were further impacted by increased promotional spending by our competitors in response to the increased competition and decrease in gaming revenues.

Smoking Restrictions—On April 15, 2007, an ordinance in Atlantic City became effective which extended smoking restrictions under the New Jersey Smoke-Free Air Act. Under the Atlantic City ordinance, casinos were required to restrict smoking to designated areas of up to 25% of the casino floor. This ordinance has since been amended. See previous discussion above under Results of Operations for the Years Ended December 31, 2008 and 2007.

While we are unable to quantify the impact of these smoking restrictions, we believe these smoking restrictions negatively impacted our gaming revenues and income from operations as our competition in adjacent states continues to permit smoking.

Impairment Charges—In connection with our 2007 annual goodwill and other intangible asset impairment testing, we recognized goodwill and other intangible asset impairment charges totaling $186.6 million, of which $96.9 million related to our continuing operations and $89.7 million related to our discontinued operations. In addition, our discontinued operations included $91.3 million of asset impairments related to Trump Marina’s other long-lived assets, principally property and equipment.

Settlement of Property Tax Appeals—During November 2007, we entered into a stipulation of settlement with the City to settle a series of appealed real property tax assessments relating to Trump Taj Mahal, Trump Plaza and Trump Marina for various tax years through 2007. Under the terms of the settlement, we received $12.0 million in cash and will receive $22.0 million in credits to be applied against future real property tax payments. The present value of the settlement totaling $30.7 million was recorded as a reduction to operating expenses in 2007. In connection with the settlement, we incurred $1.9 million in legal fees.

TrumpONE—In June 2007, we implemented TrumpONE, our new, company-wide customer loyalty program. Under the TrumpONE program, our customers are able to accumulate “comp dollars” based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items.

As further discussed below, our 2006 results of operations were impacted by the following:

New Jersey State Alternative Minimum Tax Assessment—For years prior to 2007, we recorded an income tax provision for New Jersey state income taxes based upon an alternative minimum assessment including a provision of $4.5 million for the year ended December 31, 2006. This alternative minimum tax assessment expired as of December 31, 2006; therefore, we did not record a provision for New Jersey state alternative minimum taxes in 2007.

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

South Jersey Transportation Authority (“SJTA”) Settlement—During September 2006, we reached a settlement with respect to a complaint we filed against the SJTA during 2003, pursuant to which we asserted a claim that the SJTA breached a development agreement. Our 2006 statement of operations includes a $1.7 million reduction in general and administrative expenses within Trump Marina’s discontinued operations.

A discussion of each of our properties’ operating results for the year ended December 31, 2007 compared to the year ended December 31, 2006 follows:

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

Before consideration of $56.7 million in goodwill and other intangible asset impairment charges and $22.6 million of income, net of legal fees, from the settlement of property tax appeals with the City, income from operations decreased by $2.2 million. The $11.1 million decrease in net revenues was partially offset by an $8.9 million decrease in operating costs. The lower costs and expenses were primarily due to decreases in payroll expenses of $5.9 million and gaming tax expense of $1.7 million, corresponding to the lower gaming revenues. These decreases were partially offset by increases in regulatory fees of $1.1 million and insurance costs of $1.2 million.

Corporate and Development Expenses—Before consideration of $9.7 million in goodwill impairment charges, corporate and development expenses decreased $5.7 million to $29.9 million in 2007 due to a $7.0 million decrease in development expenses and a $2.0 million decrease in stock-based compensation expense. These decreases were offset by a $2.2 million increase in professional fees principally resulting from costs associated with our strategic review of our operations and a $0.9 million increase in severance costs.

Interest Income—Interest income decreased by $2.7 million compared to 2006. This decrease reflects lower average invested cash and cash equivalents from the prior year as we used available cash to fund capital expenditures and interest obligations.

Interest Expense—Interest expense of $131.0 million during 2007 and $130.0 million during 2006, was net of capitalized interest of $4.2 million and $1.2 million, respectively. In addition to increased capitalized interest reflecting capitalized interest costs primarily associated with the construction of the Chairman Tower at the Trump Taj Mahal, components of interest expense reflect increases in interest expense primarily associated with increased borrowings and decreased interest expense reflecting the repayment of capital lease obligations.

Loss on Early Extinguishment of Debt—In connection with the refinancing of our prior credit facility during 2007, we recorded a $4.1 million non-cash loss on early extinguishment of debt primarily relating to the write-off of unamortized debt issuance costs associated with our prior credit facility.

Minority Interests—Minority interests principally consist of the 23.5% limited partnership interest in TER Holdings owned directly and indirectly by Mr. Trump. Minority interests in our loss from continuing operations in 2007 are comprised of $60.3 million relating to Mr. Trump’s ownership interest in TER Holdings.

Provision for Income Taxes—Our provision for income taxes related to our continuing operations in 2007 includes a deferred tax benefit of $23.4 million, a non-cash charge in lieu of taxes of $0.2 million and a current tax provision of $0.1 million. Our provision for income taxes related to our continuing operations in 2006 includes a non-cash charge in lieu of taxes of $2.1 million and a current state income tax provision of $3.4 million.

Trump Marina Discontinued Operations—Net revenues decreased $13.8 million due to a $15.9 million decrease in gaming revenues and a $2.0 million increase in promotional allowances, partially offset by increases in other revenues of $2.9 million and in hotel room revenues of $0.9 million. The decrease in gaming revenues reflects a $17.8 million decrease in slot revenues and a $1.9 million increase in table and other gaming revenues. The increase in other revenues and promotional allowances was primarily due to the retail value of complimentaries redeemed by TrumpONE members.

During 2007, Trump Marina discontinued operations include $181.0 million in goodwill and asset impairment charges and $2.6 million of income, net of legal fees, from the settlement of property tax appeals with the City. In addition, a $1.7 million beneficial settlement with the SJTA was recognized during 2006. Before consideration of these items, income from operations decreased $21.8 million due to the decrease in net revenues and an $8.0 million increase in operating costs. The increase in operating costs was primarily due to a net increase in promotional expenses of $4.3 million, principally associated with the TrumpONE program and other promotional activities, and increases in depreciation expense of $2.6 million and food and other costs of goods and services of $1.2 million. These increases were partially offset by decreases in gaming taxes of $1.2 million and reductions in payroll and related costs of $1.2 million.

The income tax benefit related to our discontinued operations during the year ended December 31, 2007 reflects the impact of a reduction in our net deferred tax liabilities relating to Trump Marina.

Critical Accounting Estimates

General—Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Intangible Assets—We have approximately $56.6 million of intangible assets recorded on our balance sheet at December 31, 2008. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually or more frequently if indicators of impairment exist. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

In connection with the Marina Agreement, we evaluated certain of our intangible assets for impairment. We recorded a non-cash intangible asset impairment charge, principally relating to Trump Marina’s trademarks, totaling $18.6 million. In addition, we recorded a goodwill impairment charge of $2.3 million to reduce goodwill relating to Trump Marina.

During 2008, our results were negatively impacted by, among other things, regional competition, a general weakening of the economy, rising fuel costs and a partial smoking ban in Atlantic City, which have contributed to a reduction in consumer discretionary spending. In connection with our goodwill and other intangible asset impairment testing, we determined that goodwill relating to Trump Taj Mahal and TER and trademarks relating to Trump Taj Mahal and Trump Plaza were impaired. As a result, we recognized non-cash goodwill and other intangible asset impairment charges totaling $141.7 million, of which $90.2 million related to Trump Taj Mahal, $46.1 million related to TER and $5.4 million related to Trump Plaza.

During 2007, in connection with our goodwill and other intangible assets impairment testing, we determined that goodwill associated with TER, Trump Marina and Trump Plaza was impaired. We recorded a non-cash goodwill impairment charge of $80.6 million, of which $9.7 million related to TER, $54.0 million related to Trump Marina and $16.9 million related to Trump Plaza. In addition, we determined that certain of our other intangible assets were impaired. We recorded non-cash other intangible asset impairment charges, principally relating to our trademarks, totaling $106.0 million, of which $30.5 million, $35.7 million and $39.8 million related to Trump Taj Mahal, Trump Marina and Trump Plaza, respectively.

The impairment test procedures performed require us to make comprehensive estimates of the future cash flows of our reporting units and intangible assets. Due to uncertainties associated with such estimates, actual results could differ from such estimates. A continuation of the previously mentioned conditions may result in the determination that some or all of our remaining intangible assets have become impaired, which could result in additional impairment charges in the future.

Property and Equipment—Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At December 31, 2008, we have approximately $1,480.2 million of net property and equipment (excluding property and equipment included in assets held for sale of $227.3 million) recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Events such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. We ceased depreciation on Trump Marina’s long-lived assets once the assets were classified as held for sale.

During 2008, in connection with the amendment to the Marina Agreement, we recorded a $45.0 million estimated loss on disposal to reflect assets held for sale at their fair value less costs to sell.

During 2007, we recognized an impairment charge relating to the property and equipment of Trump Marina. We estimated Trump Marina’s future undiscounted cash flows and determined that they did not exceed the carrying value of the long-lived assets of Trump Marina. We subsequently recorded an impairment charge relating to the long-lived assets totaling $91.3 million after comparing the fair value (using a discounted cash flow methodology) to the carrying value. As a result of the competition in our marketplace, the investment of other capital in the Marina district of Atlantic City and the operating performance of Trump Marina during 2007, we reduced the remaining estimated useful life of the building to 20 years in connection with our impairment test.

In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, including a failure to close a transaction pursuant to the amended Marina Agreement, we may be required to record additional impairment charges for these and other assets.

Trump ONE Liability—Our unified player’s program, Trump ONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. Trump ONE customers may earn “comp dollars” redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At December 31, 2008, $2.6 million was accrued related to comp dollars and $1.7 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the Trump ONE program. Management reviews our accruals for adequacy at the end of each reporting period.

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

Income Taxes—We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with SFAS Statement 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The calculation of our income tax provision following our 2005 reorganization is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

Inflation

There was no significant impact on operations as a result of inflation during 2008, 2007 or 2006.

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

(Dollars in millions)	2009	2010	2011	2012	2013	Therafter	Total
Fixed rate debt maturities	$1,249.0	$—	$—	$—	$—	$—	$1,249.0
Average interest rate	8.50%
Variable rate debt maturities	$488.8	$—	$—	$—	$—	$—	$488.8
Average interest rate	8.20%

As previously discussed, on February 17, 2009, the Company and certain of its subsidiaries filed the Chapter 11 Case. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the Senior Notes and 2007 Credit Facility. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Facility within current liabilities in its Consolidated Balance Sheet as of December 31, 2008.

In addition, until such time as no event of default exists, (i) the interest rate on the Senior Notes increases by an additional 1% per annum in excess of the 8.5% interest rate on any overdue principal or interest relating to the Senior Notes and (ii) the interest rate under the 2007 Credit Facility increases by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Facility.

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

The following consolidated financial statements are included in this Report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets of Trump Entertainment Resorts, Inc. as of December 31, 2008 and 2007

Consolidated Statements of Operations of Trump Entertainment Resorts, Inc. for the years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Stockholders’ Equity of Trump Entertainment Resorts, Inc. for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows of Trump Entertainment Resorts, Inc. for the years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets of Trump Entertainment Resorts Holdings, L.P. as of December 31, 2008 and 2007

Consolidated Statements of Operations of Trump Entertainment Resorts Holdings, L.P. for the years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Partners’ Capital of Trump Entertainment Resorts Holdings, L.P. for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows of Trump Entertainment Resorts Holdings, L.P for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II –Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P. Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Trump Entertainment Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Trump Entertainment Resorts, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2008, 2007 and 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Entertainment Resorts, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trump Entertainment Resorts, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 1 and 2, the Company has experienced increased competition, incurred significant recurring losses from operations, has defaulted on loan obligations and has filed a voluntary petition seeking to reorganize under chapter 11 of the federal bankruptcy laws. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Trump Entertainment Resorts Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Trump Entertainment Resorts Holdings, L.P. (“Holdings”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years ended December 31, 2008, 2007 and 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of Holdings’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Holdings’ internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Entertainment Resorts Holdings, L.P. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Holdings will continue as a going concern. As more fully described in Notes 1 and 2, Holdings has experienced increased competition, incurred significant recurring losses from operations, has defaulted on loan obligations and has filed a voluntary petition seeking to reorganize under chapter 11 of the federal bankruptcy laws. These conditions raise substantial doubt about Holdings’ ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Trump Entertainment Resorts, Inc.

We have audited Trump Entertainment Resorts, Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trump Entertainment Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Trump Entertainment Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trump Entertainment Resorts, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Trump Entertainment Resorts, Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 13, 2009

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$77,210	$104,883
Accounts receivable, net of allowance for doubtful accounts of $25,695 and $15,925, respectively	38,579	42,984
Accounts receivable, other	5,162	6,366
Property taxes receivable	3,983	—
Inventories	5,938	5,639
Deferred income taxes	13,809	7,421
Other current assets	16,863	13,382
Assets held for sale	239,260	295,035

Total current assets	400,804	475,710

Net property and equipment	1,480,151	1,356,981
Other assets:
Restricted cash	2,807	52,702
Goodwill	—	145,216
Trademarks	53,212	91,357
Intangible assets, net of accumulated amortization of $4,109 and $3,102, respectively	3,408	4,415
Deferred financing costs, net of accumulated amortization of $6,854 and $4,031, respectively	14,902	17,725
Property taxes receivable	15,760	18,782
Other assets, net of reserve of $32,479 and $33,209, respectively	76,335	65,992

Total other assets	166,424	396,189

Total assets	$2,047,379	$2,228,880

Current liabilities:
Current maturities of long-term debt	$1,737,920	$5,481
Accounts payable	36,714	58,133
Accrued payroll and related expenses	19,888	22,668
Income taxes payable	8,248	8,195
Partnership distribution payable	—	250
Accrued interest payable	71,450	18,102
Self-insurance reserves	14,234	12,754
Other current liabilities	31,839	36,738
Liabilities related to assets held for sale	19,012	4,994

Total current liabilities	1,939,305	167,315

Long-term debt, net of current maturities	5,924	1,638,293
Deferred income taxes	67,363	100,159
Other long-term liabilities	27,083	31,853
Minority interest	6,925	64,892
Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,718,376 and 31,071,021 shares issued and outstanding, respectively	32	31
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	466,666	460,053
Accumulated deficit	(465,919)	(233,716)

Total stockholders’ equity	779	226,368

Total liabilities and stockholders’ equity	$2,047,379	$2,228,880

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Gaming	$735,469	$781,935	$823,628
Rooms	68,133	64,323	59,366
Food and beverage	87,214	88,547	92,624
Other	31,959	31,986	32,157

	922,775	966,791	1,007,775
Less promotional allowances	(209,322)	(209,560)	(226,243)

Net revenues	713,453	757,231	781,532
Costs and expenses:
Gaming	346,599	353,553	365,814
Rooms	14,536	13,192	9,322
Food and beverage	41,582	40,247	37,370
General and administrative	197,790	207,392	213,855
Corporate and development	18,845	25,929	32,656
Corporate—related party	2,618	2,552	2,363
Depreciation and amortization	56,290	49,142	54,155
Goodwill and other intangible asset impairment charges	141,744	96,857	—
Reorganization expenses	1,680	910	464
Income from settlement of property tax appeals	—	(27,946)	—

	821,684	761,828	715,999

(Loss) income from operations	(108,231)	(4,597)	65,533
Non-operating income (expense):
Interest income	4,019	6,770	9,439
Interest expense	(132,513)	(130,961)	(129,593)
Loss on early extinguishment of debt	—	(4,127)	—

	(128,494)	(128,318)	(120,154)

Loss before income taxes, minority interests and discontinued operations	(236,725)	(132,915)	(54,621)
Income tax benefit (provision)	6,289	23,102	(5,083)
Minority interest	44,442	27,558	13,846

Loss from continuing operations	(185,994)	(82,255)	(45,858)

(Loss) income from discontinued operations:
Trump Marina	(69,036)	(164,992)	36,386
Income tax benefit (provision)	6,221	25,873	(1,368)
Minority interest	15,290	32,693	(8,229)

Trump Marina, net of income taxes and minority interest	(47,525)	(106,426)	26,789
Trump Indiana, net of income taxes and minority interest	1,316	—	562

(Loss) income from discontinued operations	(46,209)	(106,426)	27,351

Net loss	$(232,203)	$(188,681)	$(18,507)

Continuing operations	$(5.87)	$(2.65)	$(1.48)
Discontinued operations	(1.46)	(3.42)	0.88

Basic and diluted net loss per share	$(7.33)	$(6.07)	$(0.60)

Weighted average shares outstanding:
Basic and diluted	31,674,980	31,086,918	30,920,616

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2005	27,177,696	$27	900	$—	$453,659	$(26,528)	$427,158
Warrants converted	3,377,553	3	—	—	(3)	—	—
Stock-based compensation expense, net of minority interest of $1,221	—	—	—	—	3,976	—	3,976
Issuance of restricted stock, net	472,462	1	—	—	(1)	—	—
Other	(36,809)	—	—	—	141	—	141
Net loss	—	—	—	—	—	(18,507)	(18,507)

Balance at December 31, 2006	30,990,902	31	900	—	457,772	(45,035)	412,768
Stock-based compensation expense, net of minority interest of $768	—	—	—	—	2,501	—	2,501
Issuance of restricted stock, net of forfeitures and repurchases	80,052	—	—	—	(220)	—	(220)
Other	67	—	—	—	—	—	—
Net loss	—	—	—	—	—	(188,681)	(188,681)

Balance at December 31, 2007	31,071,021	$31	900	$—	$460,053	$(233,716)	$226,368
Stock-based compensation expense, net of minority interest of $678	—	—	—	—	2,209	—	2,209
Issuance of restricted stock, net of forfeitures	647,355	1	—	—	—	—	1
Reduction in valuation allowance relating to pre-reorganization deferred tax assets, net of minority interest of $1,353	—	—	—	—	4,404	—	4,404
Net loss	—	—	—	—	—	(232,203)	(232,203)

Balance at December 31, 2008	31,718,376	$32	900	$—	$466,666	$(465,919)	$779

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(232,203)	$(188,681)	$(18,507)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred income taxes	(11,373)	(49,125)	1,930
Minority interest in net loss	(58,978)	(60,251)	(5,445)
Depreciation and amortization	63,024	65,632	68,091
Goodwill and other asset impairment charges	162,687	277,880	—
Loss on disposal of Trump Marina assets held for sale	45,000	—	—
Accretion of interest income related to property tax settlement	(961)	(78)	—
Loss on early extinguishment of debt	—	4,127	—
Amortization of deferred financing costs	2,823	2,694	2,631
Provisions for losses on receivables	14,787	7,742	5,168
Stock-based compensation expense	2,887	3,269	5,197
Valuation allowance - CRDA investments	(344)	4,346	4,478
Gain on sale of assets	(123)	(1,000)	—
Changes in operating assets and liabilities:
Increase in receivables	(9,178)	(4,436)	(13,522)
(Increase) decrease in inventories	(299)	804	(1,323)
Increase in other current assets	(3,480)	(628)	(877)
(Increase) decrease in other assets	(2,580)	(14,404)	6,573
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(19,945)	16,223	(26,556)
Increase in accrued interest payable	53,348	4,457	2,128
Decrease in other long-term liabilities	(4,770)	(1,180)	(1,411)

Net cash flows provided by operating activities including discontinued operations	322	67,391	28,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(178,964)	(232,188)	(127,566)
Decrease (increase) in restricted cash	44,395	(25,327)	17,630
Purchases of CRDA investments	(11,978)	(13,065)	(13,269)
Capitalized interest on construction in progress	(8,517)	(4,202)	(1,191)
Cash deposit received in connection with the pending sale of Trump Marina	15,196	—	—

Net cash flows used in investing activities including discontinued operations	(139,868)	(274,782)	(124,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term loans	100,000	540,625	—
Repayment of term loans	(4,493)	(295,125)	(1,500)
Borrowings under revolving credit facility	—	76,000	—
Repayment of revolving credit facility	—	(76,000)	—
Repayment of other long-term debt	(1,719)	(8,994)	(28,042)
Partnership distributions	(1,270)	(1,030)	(3,020)
CRDA grant proceeds received	11,902	—	—
Payment of deferred financing costs	—	(6,563)	(597)
Other	—	(220)	453

Net cash flows provided by (used in) financing activities including discontinued operations	104,420	228,693	(32,706)

Net (decrease) increase in cash and cash equivalents, including cash reflected in assets held for sale	(35,126)	21,302	(128,547)
Cash and cash equivalents at beginning of year, including cash reflected in assets held for sale	121,309	100,007	228,554

Cash and cash equivalents at end of year	$86,183	$121,309	$100,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$85,024	$129,544	$126,603
Cash paid for income taxes	—	—	5,172
Equipment purchased under capital leases	6,116	—	277
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	7	(1,038)
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(8,632)	13,826	9,350

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$76,233	$103,931
Accounts receivable, net of allowance for doubtful accounts of $25,695 and $15,925, respectively	38,579	42,984
Accounts receivable, other	5,162	6,366
Property taxes receivable	3,983	—
Inventories	5,938	5,639
Deferred income taxes	2,867	1,183
Prepaid and other current assets	16,863	13,382
Assets held for sale	239,260	295,035

Total current assets	388,885	468,520

Net property and equipment	1,480,151	1,356,981
Other assets:
Restricted cash	2,807	52,702
Goodwill	—	76,362
Trademarks	53,212	91,357
Intangible assets, net of accumulated amortization of $4,109 and $3,102, respectively	3,408	4,415
Deferred financing costs, net of accumulated amortization of $6,854 and $4,031, respectively	14,902	17,725
Property taxes receivable	15,760	18,782
Other assets, net of reserve of $32,479 and $33,209, respectively	76,335	65,992

Total other assets	166,424	327,335

Total assets	$2,035,460	$2,152,836

Current liabilities:
Current maturities of long-term debt	$1,737,920	$5,481
Accounts payable	36,714	58,133
Accrued payroll and related expenses	19,888	22,668
Income taxes payable	8,248	8,195
Accrued partner distributions	—	250
Accrued interest payable	71,450	18,102
Self-insurance reserves	14,234	12,754
Other current liabilities	31,839	36,738
Liabilities related to assets held for sale	19,012	4,994

Total current liabilities	1,939,305	167,315

Long-term debt, net of current maturities	5,924	1,638,293
Deferred income taxes	17,313	26,198
Other long-term liabilities	27,083	31,849
Partners’ capital:
Partners’ capital	603,883	596,259
Accumulated deficit	(558,048)	(307,078)

Total partners’ capital	45,835	289,181

Total liabilities and partners’ capital	$2,035,460	$2,152,836

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Gaming	$735,469	$781,935	$823,628
Rooms	68,133	64,323	59,366
Food and beverage	87,214	88,547	92,624
Other	31,959	31,986	32,157

	922,775	966,791	1,007,775
Less promotional allowances	(209,322)	(209,560)	(226,243)

Net revenues	713,453	757,231	781,532
Costs and expenses:
Gaming	346,599	353,553	365,814
Rooms	14,536	13,192	9,322
Food and beverage	41,582	40,247	37,370
General and administrative	197,790	207,392	213,855
Corporate and development	18,845	25,929	32,656
Corporate - related party	2,618	2,552	2,363
Depreciation and amortization	56,290	49,142	54,155
Goodwill and other intangible asset impairment charges	95,642	87,149	—
Reorganization expense	1,680	910	464
Income from settlement of property tax appeals	—	(27,946)	—

	775,582	752,120	715,999

(Loss) income from operations	(62,129)	5,111	65,533
Non-operating income (expense):
Interest income	3,990	6,731	9,411
Interest expense	(132,513)	(130,961)	(129,593)
Loss on early extinguishment of debt	—	(4,127)	—

	(128,523)	(128,357)	(120,182)

Loss before income taxes, minority interest and discontinued operations	(190,652)	(123,246)	(54,649)
Income tax benefit (provision)	1,537	5,976	(3,783)
Minority interest	—	—	150

Loss from continuing operations	(189,115)	(117,270)	(58,282)

(Loss) income from discontinued operations:
Trump Marina	(66,740)	(146,098)	36,386
Income tax benefit (provision)	1,678	6,979	(1,368)

Trump Marina, net of income taxes	(65,062)	(139,119)	35,018
Trump Indiana, net of income taxes	3,207	—	734

(Loss) income from discontinued operations	(61,855)	(139,119)	35,752

Net loss	$(250,970)	$(256,389)	$(22,530)

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ Capital
Balance at December 31, 2005	$590,012	$(28,159)	$561,853
Stock-based compensation expense	5,197	—	5,197
Partnership distributions	(979)	—	(979)
Net loss	—	(22,530)	(22,530)

Balance at December 31, 2006	594,230	(50,689)	543,541
Stock-based compensation expense, net of forfeitures and repurchases	3,049	—	3,049
Partnership distributions	(1,020)	—	(1,020)
Net loss	—	(256,389)	(256,389)

Balance at December 31, 2007	596,259	(307,078)	289,181
Stock-based compensation expense, net of forfeitures and repurchases	2,887	—	2,887
Partnership distributions	(1,020)	—	(1,020)
Reduction in valuation allowance relating to pre-reorganization deferred tax assets	5,757	—	5,757
Net loss	—	(250,970)	(250,970)

Balance at December 31, 2008	$603,883	$(558,048)	$45,835

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(250,970)	$(256,389)	$(22,530)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred income taxes	(3,215)	(13,105)	630
Minority interest in net loss	—	—	(150)
Depreciation and amortization	63,024	65,632	68,091
Goodwill and other asset impairment charges	114,289	249,278	—
Loss on disposal of Trump Marina assets held for sale	45,000	—	—
Accretion of interest income related to property tax settlement	(961)	(78)	—
Loss on early extinguishment of debt	—	4,127	—
Amortization of deferred financing costs	2,823	2,694	2,631
Provisions for losses on receivables	14,787	7,742	5,168
Stock-based compensation expense	2,887	3,269	5,197
Valuation allowance—CRDA allowance	(344)	4,346	4,478
Loss on sale of assets	(123)	(1,000)	—
Changes in operating assets and liabilities:
Increase in receivables	(9,178)	(4,436)	(13,522)
(Increase) decrease in inventories	(299)	804	(1,323)
Increase in other current assets	(3,480)	(628)	(877)
(Increase) decrease in other assets	(2,580)	(14,404)	6,573
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(19,945)	16,223	(26,556)
Increase in accrued interest payable	53,348	4,457	2,128
Decrease in other long-term liabilities	(4,766)	(1,180)	(1,411)

Net cash flows provided by operating activities including discontinued operations	297	67,352	28,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(178,964)	(232,188)	(127,566)
Decrease (increase) in restricted cash	44,395	(25,327)	17,630
Purchases of CRDA investments	(11,978)	(13,065)	(13,269)
Capitalized interest on construction in progress	(8,517)	(4,202)	(1,191)
Cash deposit received in connection with the pending sale of Trump Marina	15,196	—	—

Net cash flows used in investing activities including discontinued operations	(139,868)	(274,782)	(124,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from term loans	100,000	540,625	—
Repayments of term loans	(4,493)	(295,125)	(1,500)
Borrowings under revolving credit facility	—	76,000	—
Repayments of revolving credit facility	—	(76,000)	—
Repayments of other long-term debt	(1,719)	(8,994)	(28,042)
Partnership distributions	(1,270)	(1,030)	(3,760)
CRDA grant proceeds received	11,902	—	—
Payment of deferred financing costs	—	(6,563)	(597)
Other	—	(220)	312

Net cash flows provided by (used in) financing activities including discontinued operations	104,420	228,693	(33,587)

Net (decrease) increase in cash and cash equivalents	(35,151)	21,263	(129,456)
Cash and cash equivalents at beginning of year, including cash reflected in assets held for sale	120,357	99,094	228,550

Cash and cash equivalents at end of year, including cash reflected in assets held for sale	$85,206	$120,357	$99,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$85,024	$129,544	$126,603
Cash paid for income taxes	—	—	5,172
Equipment purchased under capital leases	6,116	—	277
Debt of Reorganized Company issued in exchange for debt and accrued interest of Predecessor Company	—	7	(1,038)
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(8,632)	13,826	9,350

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1)	General

Organization

The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER”), a Delaware corporation, its majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”), a Delaware limited partnership, and their respective subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through TER Holdings and its wholly owned subsidiaries we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) each in Atlantic City, New Jersey.

As further disclosed in Note 3, on May 28, 2008, Trump Marina Associates, LLC entered into an agreement to sell Trump Marina. As such, certain assets and liabilities have been reclassified to assets held for sale and liabilities related to assets held for sale on the Consolidated Balance Sheets. Trump Marina’s 2008 results of operations have been presented as discontinued operations and its prior year results of operations have been reclassified to conform to the current period presentation for all periods presented.

During September 2005, TER Keystone Development Co., LLC (“TER Keystone”) was formed by TER Holdings to pursue a gaming license in Philadelphia, Pennsylvania, see Note 17. Prior to the December 2005 sale of our former subsidiary Trump Indiana, Inc. (“Trump Indiana”), we also owned and operated a riverboat casino in Gary, Indiana. See Note 15 for additional information regarding this discontinued operation.

Chapter 11 Filing

On February 17, 2009 (the “Petition Date”), TER and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey in Camden, New Jersey (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases are being jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-13656 and 09-13658 through 09-13664 (JHW) (the “Chapter 11 Case”).

On February 20, 2009, the Company obtained court approval to continue to pay its vendors in the ordinary course of business. The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. There can be no assurance that we will be able to successfully develop, execute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Case that are acceptable to the Bankruptcy Court and our creditors and other parties in interest.

We intend to maintain business operations through the reorganization process. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of the filing of the Chapter 11 Case, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from these proceedings. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization. The continuation of the Chapter 11 Case, particularly if a plan of reorganization is not timely approved or confirmed, could further adversely affect our operations.

Donald J. Trump’s Abandonment of Limited Partnership Interests in TER Holdings

By letter dated February 13, 2009, Donald J. Trump (“Mr. Trump”) notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Fourth Amended and Restated Agreement of Limited Partnership of TER Holdings (the “Partnership Agreement”) or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest. Pursuant to the terms of the Partnership Agreement, the prior written consent of TER, as the general partner of TER Holdings, is required for a limited partner to withdraw. TER has not consented to a withdrawal by Mr. Trump from TER Holdings. Accordingly, TER reserves all rights and remedies against Mr. Trump with respect to his purported abandonment of his limited partnership interest.

(2)	Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all intercompany transactions. We view each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to maintain compliance with all terms of its debt structure; (ii) the ability of the

Company to generate cash from operations and to maintain adequate cash on hand; (iii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iv) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (v) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Restricted Cash—Restricted cash at December 31, 2008 includes $2,807 of interest bearing cash collateral for outstanding letters of credit. Restricted cash at December 31, 2007 represented the unused proceeds from borrowings under our 2007 Credit Facility (as defined below), which were restricted to fund construction of the Chairman Tower, the new hotel tower at Trump Taj Mahal, and $8,382 of interest bearing cash collateral for outstanding letters of credit.

Revenue Recognition and Allowance for Doubtful Accounts—The majority of our revenue is derived from gaming activities. As our gaming revenues are primarily generated from cash transactions, our revenues do not typically require the use of estimates. Gaming revenues represent the difference between amounts of gaming wins and losses. Revenues from hotel and other services are recognized at the time the related services are performed. We extend credit on a discretionary basis to certain qualified patrons. Our casino properties establish credit limits for approved casino customers following investigations of creditworthiness. We maintain an allowance for doubtful accounts based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Accounts are written off when it is determined that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. Management believes that the reserve recorded is reasonable; however, these estimates could change based on the actual collection experience with each returned marker.

Inventories—Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market value.

Property and Equipment—The carrying value of property and equipment acquired prior to May 20, 2005, the date of the Plan of Reorganization related to our 2005 reorganization (the “2005 Plan”) became effective (the “2005 Effective Date”) is based on its allocation of reorganization value and is being depreciated on the straight-line method using rates based on the estimated remaining useful lives. Property and equipment acquired on or after May 20, 2005, is recorded at cost. Property and equipment is depreciated on the straight-line method using rates based on the estimated useful lives as follows:

Buildings and building improvements	20—40 years
Furniture, fixtures and equipment	3—10 years

Depreciation expense includes amortization of assets under capital lease obligations.

Capitalized Interest—We capitalize interest for associated borrowing costs of construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 2008, 2007 and 2006 was $8,517, $4,202 and $1,191, respectively.

Long-lived Assets and Assets Held for Sale—In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), when events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows was less than the carrying amount of the assets, an impairment loss would be recorded. The impairment loss would be measured by comparing the fair value of the long-lived asset group with its carrying amount. Long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition and are no longer depreciated. See Note 3 regarding impairment charges recorded during 2008 and 2007.

Goodwill and Other Intangible Assets—In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we amortize intangible assets over their estimated useful lives unless we determined their lives to be indefinite. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. SFAS 142 requires that we perform impairment tests more frequently than annually if events or circumstances indicate that the value of goodwill or intangible assets with indefinite lives might be impaired. See Notes 3 and 5 regarding goodwill and other intangible asset impairment charges recorded during 2008 and 2007 resulting from our impairment testing.

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

Promotional Allowances—The retail value of accommodations, food, beverage and other services provided to patrons without charge is included in revenues and deducted as promotional allowances. The estimated costs of providing such promotional allowances related to our continuing operations are included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of the following:

	December 31,
	2008	2007	2006
Rooms	$19,676	$18,260	$20,179
Food and beverage	49,014	52,527	53,086
Other	8,329	7,535	9,243

	$77,019	$78,322	$82,508

Cash discounts based upon a negotiated amount with each affected patron are recognized as promotional allowances on the date the related revenue is recorded. Cash-back program awards that are given to patrons based upon earning points for future awards are accrued as the patron earns the points. The amounts are recorded as promotional allowances in the statements of operations.

Advertising Expense—We expense advertising costs as they are incurred. Advertising expense related to our continuing operations was $12,383, $10,464 and $8,577 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Minority Interests—TER reports other parties’ interests in its less than 100%-owned, consolidated subsidiaries as minority interests. Minority interests are adjusted by the proportionate share of the less than 100%-owned subsidiaries’ earnings (losses) and partner distributions to the minority interest holders.

Stock-based Compensation—We recognize stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the fair value of equity awards to be recognized in the financial statements. Compensation expense is recognized on a straight-line basis over the vesting period of the award.

Reclassifications—Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

Recently Issued Accounting Standards—In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. FAS 142-3 became effective for our fiscal year beginning January 1, 2009. We do not expect the adoption of FAS 142-3 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We must apply SFAS 161 prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning January 1, 2009. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 became effective for our fiscal year beginning January 1, 2009. This standard significantly changes the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. We are currently evaluating the impact that the adoption of SFAS 160 will have on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. We adopted SFAS 159 effective January 1, 2008 and did not elect the fair value measurement option for any financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), delaying the effective date of SFAS 157 to our fiscal year beginning January 1, 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and non-financial liabilities for which we are required to apply the provisions of SFAS 157 include our intangible assets and long-lived assets measured at fair value under the provisions of SFAS 142 and SFAS 144. We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not impact our consolidated financial statements. We do not expect the adoption of 157 for non-financial assets and liabilities to have a material effect on our consolidated financial statements.

(3)	Trump Marina Assets Held for Sale and Discontinued Operations

On May 28, 2008, Trump Marina Associates, LLC (“Seller”) entered into an Asset Purchase Agreement (the “Marina Agreement”) to sell Trump Marina (the “Property”) to Coastal Marina, LLC (“Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Pursuant to the Marina Agreement, (1) at the closing, Buyer will acquire substantially all of the assets of, and will assume certain liabilities related to, the business conducted at the Property and (2) at and subject to such closing, unrelated existing litigation between the Company and Coastal (see Note 18) is to be settled. Upon entering into the Marina Agreement, Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”).

On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement. Pursuant to the Marina Amendment the parties waived the October 28, 2008 deadline for Buyer to provide commitment letters to Seller for the financing of the acquisition of the Property. In addition, the parties agreed to amend certain provisions of the Marina Agreement, including, but not limited to the following: (1) the aggregate purchase price payable for the Property was decreased from $316,000 to $270,000; (2) any potential reduction to the purchase price based on the EBITDA (as defined in the Marina Agreement) of the business conducted at the Property for the twelve month period last completed prior to the closing date of the transaction was eliminated, however, the purchase price remains subject to a working capital adjustment; (3) Seller may terminate the Marina Agreement if the transaction does not close by May 28, 2009, unless such date is extended by no more than 60 days to obtain regulatory approval and all other closing conditions have been met; and (4) the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Seller immediately and an additional $2,000 deposit was placed in escrow, for a total deposit towards the purchase price of $17,000.

The closing is subject to the satisfaction of certain conditions, including receipt of approvals from New Jersey governmental authorities. There can be no assurance that the transaction for the sale of Trump Marina will close. The Marina Amendment provides that, subject to certain exceptions, the Company’s recourse against the Buyer if the transaction fails to close will be limited to the Buyer’s $2,000 deposit currently held in escrow.

Assets held for sale and liabilities related to assets held for sale pertaining to Trump Marina at December 31, 2008 and December 31, 2007 are as follows:

	December 31,
	2008	2007
Assets held for sale:
Cash and cash equivalents	$8,973	$16,426
Property and equipment, net	227,252	273,472
Other assets	3,035	5,137

Total assets held for sale	$239,260	$295,035

Liabilities related to assets held for sale:
Cash deposit received pursuant to Marina Amendment	$15,196	$—
Accrued expenses	3,467	3,545
Deposits and other	349	1,449

Total liabilities related to assets held for sale	$19,012	$4,994

The following table provides a summary of Trump Marina’s discontinued operations presented in our statements of operations for all periods presented:

	Year Ended December 31,
	2008	2007	2006
Net revenues	$194,555	$231,004	$244,747
Depreciation and amortization	6,734	16,490	13,936
Goodwill and other intangible asset impairment charges	20,943	89,752	—
Estimated loss on disposal	45,000	—	—
Long-lived asset impairment charge	—	91,271	—
(Loss) income from discontinued operations before income taxes and minority interest	(69,036)	(164,992)	36,386

During 2008 and 2007, we recognized goodwill and other intangible asset impairment charges related to Trump Marina as a result of impairment tests performed in accordance with SFAS 142. The intangible asset impairment charges related to Trump Marina trademarks totaling $18,647 and $35,353 during the years ended December 31, 2008 and 2007, respectively, resulted in an income tax benefit of $6,221 and $6,979, respectively, which reflect the impact of reductions in our net deferred tax liabilities. As of December 31, 2008, there was no remaining goodwill or other intangible assets recorded related to Trump Marina.

During 2008, in connection with the Marina Amendment, we recorded an estimated loss on disposal of $45,000 to reflect Trump Marina’s assets held for sell at their fair value less costs to sell. Failure to close a transaction pursuant to the amended Marina Agreement may result in additional long-lived asset impairment charges.

Also, in connection with the Marina Agreement, the valuation allowance relating to pre-reorganization deferred tax assets decreased by $26,455 resulting in a $19,319 reduction to goodwill, a $1,379 reduction to intangible assets and a $4,404 increase to additional paid in capital, net of minority interest of $1,353.

During 2007, Trump Marina’s results were negatively impacted principally due to increased regional competition and a partial smoking ban in Atlantic City. As a result, we performed an impairment test in accordance with SFAS 144. Based upon our review, the sum of the estimated undiscounted future cash flows expected to be generated by the long-lived asset group of Trump Marina was less than the carrying value of those assets. We estimated the fair value of the asset group using a discounted cash flow methodology among other valuation metrics and sought the assistance of an independent valuation firm. We recorded an asset impairment charge totaling $91,271.

(4)	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2008	2007
Land and land improvements	$292,781	$292,234
Building and building improvements	1,171,384	918,612
Furniture, fixtures and equipment	187,592	150,493
Construction in progress	10,817	125,690

	1,662,574	1,487,029
Less accumulated depreciation and amortization	(182,423)	(130,048)

Net property and equipment	$1,480,151	$1,356,981

During August 2008, Trump Taj Mahal debuted a portion of its 782-room, hotel tower, the Chairman Tower. As of December 31, 2008 the Chairman Tower was substantially complete.

(5)	Intangible Assets and Goodwill

In accordance with SFAS 142, we perform our goodwill and other intangible asset impairment testing annually as of October 1, or more frequently than annually if events or circumstances indicate that the value of goodwill or indefinite-lived intangible assets might be impaired. With the assistance of an independent valuation firm, we use discounted cash flow, market capitalization and market multiple methodologies in our determination of the estimated fair value of our reporting units with goodwill. Our estimated future cash flows assumed under the discounted cash flow approach have been negatively impacted by the weakened economic conditions, the continuing effects of regional competition, the partial smoking ban in Atlantic City, rising fuel costs and other factors.

During 2008, based upon the results of our impairment testing, we determined that goodwill relating to Trump Taj Mahal and TER was impaired. As a result, we recognized goodwill impairment charges totaling $122,246, of which $76,144 related to Trump Taj Mahal and $46,102 related to TER. In addition, we recognized other intangible asset impairment charges of $19,498, of which $14,121 related to Trump Taj Mahal trademarks and $5,377 related to Trump Plaza trademarks. Of the charges recognized, $129,773 was recorded in connection with an interim impairment test performed as of September 30, 2008 due to the effects of adverse market conditions on our operating results, the decline in the market price of TER Common Stock and other factors. During the fourth quarter of 2008, due to the negative effects of further deterioration in the Atlantic City gaming market and the overall weakness of the economy on our operating performance, we performed an interim impairment test as of December 31, 2008 and recorded additional trademark impairment charges of $11,971. These non-cash impairment charges are reflected as goodwill and other intangible asset impairment charges within our continuing operations in our 2008 consolidated statement of operations.

During 2007, based upon the results of our annual impairment testing, we determined that trademarks relating to Trump Taj Mahal and Trump Plaza and goodwill relating to TER and Trump Plaza were impaired. As a result, we recognized goodwill and other intangible asset impairment charges totaling $96,857, of which $9,708 related to TER, $30,447 related to Trump Taj Mahal and $56,702 related to Trump Plaza. These non-cash impairment charges are reflected as goodwill and other intangible asset impairment charges within our continuing operations in our 2007 consolidated statement of operations.

The impairment test procedures performed in accordance with SFAS 142 require management to make comprehensive estimates of the future cash flows of our reporting units. Due to uncertainties associated with such estimates, actual results could differ from such estimates. A continuation of the previously mentioned conditions may result in the determination that some or all of our remaining intangible assets have become impaired, which could result in additional impairment charges.

A rollforward of goodwill for the period from December 31, 2005 to December 31, 2008 is as follows:

	TER	TER Holdings
Balance, December 31, 2005	$238,045	$139,289
Undistributed amounts in connection with Predecessor Company’s reorganization plan	(1,442)	(1,442)
Reduction in Trump Indiana income tax accrual	(8,193)	(8,193)
Charge in lieu of income taxes	(1,930)	(630)

Balance, December 31, 2006	226,480	129,024

Goodwill impairment charges	(80,590)	(51,988)
Charge in lieu of income taxes	(200)	(200)
Reduction in Trump Indiana income tax accrual	(481)	(481)
Other	7	7

Balance, December 31, 2007	145,216	76,362

Reduction in valuation allowance relating to pre-reorganization deferred tax assets	(20,674)	(218)
Goodwill impairment charges	(124,542)	(76,144)

	$—	$—

The difference in goodwill between TER Holdings and TER is primarily related to the recognition of an additional federal deferred tax liability due to TER’s status as a corporation.

Our other intangible assets consist of the following:

	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks	$53,212		$53,212	$91,357		$91,357
Other intangible assets:
Leasehold interests (weighted average useful life—1.6 years)	$517	$(493)	$24	$517	$(486)	$31
Customer relationships (useful life—7 years)	7,000	(3,616)	3,384	7,000	(2,616)	4,384

Total other intangible assets	$7,517	$(4,109)	$3,408	$7,517	$(3,102)	$4,415

We recorded amortization expense of $1,007, $1,007 and $1,187 related to our continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively.

Future amortization expense of our amortizable intangible assets for each of the years ended December 31, is as follows:

2009	$1,007
2010	1,007
2011	1,007
2012	387
2013	—
Thereafter	—

(6)	Debt

Our debt consists of the following:

	December 31,
	2008	2007
Senior Secured Credit Facility:
Term Loan, matures December 21, 2012, interest and principal payments due quarterly at LIBOR plus 5.2%, which includes 2% default interest at December 31, 2008 (8.2% at December 31, 2008)	$488,757	$393,250
Senior Secured Notes, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,969
Other:
Capitalized lease obligations, payments due at various dates from 2007 through 2028, secured by slot and other equipment, interest at 4.3% to 12%	6,118	1,555

Total long-term debt	1,743,844	1,643,774
Less: current maturities	(1,737,920)	(5,481)

Long-term debt, net of current maturities	$5,924	$1,638,293

Event of Default—On December 1, 2008, the Company announced that as part of a strategy to maintain sufficient liquidity, it would not make the $53.1 million interest payment due December 1, 2008 on the Senior Notes. The Company did not make the interest payment within the thirty-day grace period allowable under the terms of the Senior Notes which constituted an event of default. The Company obtained forbearance agreements from its lenders on December 31, 2008 which were subsequently extended through various amendments until February 18, 2009. As discussed in Note 1, on February 17, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493,250 senior secured facility entered into by the Company on December 21, 2007 (the “2007 Credit Facility”) and the $1,250,000 of Senior Secured Notes issued by TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) on the 2005 Effective Date (the “Senior Notes”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Facility within current liabilities in its Consolidated Balance Sheet as of December 31, 2008.

In addition, until such time as no event of default exists, (i) the interest rate on the Senior Notes increases by an additional 1% per annum in excess of the 8.5% interest rate on any overdue principal or interest relating to the Senior Notes and (ii) the interest rate under the 2007 Credit Facility increases by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Facility.

2007 Credit Facility—On December 21, 2007, TER and TER Holdings entered into the 2007 Credit Facility. Under the 2007 Credit Facility, TER Holdings borrowed $393,250 which was to be used to (i) refinance all amounts outstanding under its Credit Agreement dated May 20, 2005 (the “2005 Credit Facility”), (ii) pay fees and expenses incurred in connection with the 2007 Credit Facility and the refinancing of the 2005 Credit Facility, (iii) fund construction of the Chairman Tower at Trump Taj Mahal, and (iv) provide financing for working capital, capital expenditures and other general corporate purposes.

TER Holdings incurred $6,563 of costs associated with entering into the 2007 Credit Facility. TER Holdings recorded a $4,127 non-cash loss on early extinguishment of debt during the year ended December 31, 2007 relating to the write-off of unamortized debt issuance costs associated with the 2005 Credit Facility.

In connection with the Marina Agreement, TER Holdings entered into an amendment, dated as of May 29, 2008, to the 2007 Credit Facility (the “Amendment”). Pursuant to the Amendment, (i) the 2007 Credit Facility lenders consented to the sale of Trump Marina, subject to the satisfaction of certain conditions, (ii) the applicable interest rate margins payable on amounts outstanding under the 2007 Credit Facility will increase upon the closing of the transactions contemplated by the Marina Agreement, and (iii) TER Holdings agreed to pay amendment fees equal to one percent of the amount of the 2007 Credit Facility.

In connection with the Marina Amendment, TER Holdings entered into an amendment, dated October 28, 2008, to the 2007 Credit Facility whereby the 2007 Credit Facility lenders consented to the Marina Amendment and the Company agreed to pay an extension fee if the closing of the transaction is extended beyond May 2009.

During 2008, TER Holdings borrowed the remaining $100,000 available under the 2007 Credit Facility which was used principally to fund capital expenditures associated with construction of the Chairman Tower.

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

Senior Notes—On the 2005 Effective Date, TER Holdings and TER Funding issued the Senior Notes. These Senior Notes were used to pay distributions under the 2005 Plan. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum. $1,038 of the Senior Notes were returned to us under the terms of the Predecessor Company’s 2005 Plan and retired during 2006. During June 2007, we were notified by our bond trustee of the issuance of $7 in additional Senior Notes as a result of a clerical adjustment in the original issuance. As such, we recorded additional outstanding Senior Notes and increased our goodwill by $7 as these notes were issued as part of our reorganization.

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

Long-term debt and capital lease obligations mature as follows:

Year Ended December 31,	Long-term debt	Captial lease obligations	Total
2009	$1,737,726	$912	$1,738,638
2010	—	875	875
2011	—	793	793
2012	—	793	793
2013	—	793	793
Thereafter	—	11,165	11,165

Total	1,737,726	15,331	1,753,057
Less: amount representing interest	—	(9,213)	(9,213)

Total	$1,737,726	$6,118	$1,743,844

(7)	Income Taxes

Our income tax provision (benefit) attributable to continuing operations and discontinued operations is as follows:

	Year Ended December 31,
	2008	2007	2006
Continuing operations	$(6,289)	$(23,102)	$5,083
Discontinued operations	(8,291)	(25,873)	1,312

	$(14,580)	$(48,975)	$6,395

The income tax (benefit) provision attributable to income (loss) from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
Current—federal	$—	$103	$—
Deferred—federal	(4,752)	(17,126)	—

Provision for federal income taxes	(4,752)	(17,023)	—

Current—state	—	47	3,366
Deferred—state	(1,537)	(6,326)	—

Provision for state income taxes	(1,537)	(6,279)	3,366

Non-cash charge in lieu of taxes	—	200	1,717

	$(6,289)	$(23,102)	$5,083

Our current federal income tax provision reflects the utilization of net operating loss carryforwards and our deferred income tax provision reflects the impact of a reduction in our net deferred tax liabilities. The non-cash charge in lieu of taxes represents the utilization of pre-reorganization tax benefits that are reflected as a reduction to goodwill. The difference between TER’s and TER Holdings’ tax provision is due to a federal deferred tax benefit of $4,752 and $17,126 for the years ended December 31, 2008 and 2007, respectively, and a non-cash charge-in-lieu of taxes of $1,300 for the year ended December 31, 2006, because of TER’s status as a corporation for federal income taxes.

At December 31, 2008, we had unrecognized tax benefits of approximately $33,147, including interest. At December 31, 2008, $5,003 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $6,130 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. Upon adoption of SFAS 141(R) on January 1, 2009, $14,927 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $6,130 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. The application of FIN 48 did not have an impact on stockholders’ equity or partners’ capital on the date of adoption. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,248 could be settled during the next twelve months.

The following table summarizes the activity related to our unrecognized tax benefits:

Unrecognized tax benefits at December 31, 2007	$27,056
Increases (decreases) related to current year tax positions	530
Increases (decreases) related to prior year tax positions	—
Decreases related to settlements with taxing authorities	(3,154)
Decreases resulting from the expiration of the statute of limitations	(275)

Unrecognized tax benefits at December 31, 2008	$24,157

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. During the years ended December 31, 2008 and 2007, we recognized approximately $2,726 and $2,506, respectively, in potential interest associated with uncertain tax positions. In addition, for the year ended December 31, 2008, we reduced interest expense by $2,179 to reflect the reversal of accrued interest related to the reduction of certain unrecognized tax benefits. At December 31, 2008, we had approximately $8,990 accrued for the payment of interest on uncertain tax positions. At December 31, 2008, to the extent interest is not assessed with respect to uncertain tax positions of the Predecessor Company, amounts accrued would be reduced and the impact would reduce certain intangible assets related to the reorganization by approximately $900 in accordance with Emerging Issues Task Force Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”). Upon adoption of SFAS 141(R) on January 1, 2009, to the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense.

Federal and State Income Tax Audits

Tax years 2005 through 2008 remain subject to examination by the federal tax authority. Tax years 1995 through 2008 remain subject to examination by state tax jurisdictions.

At December 31, 2008, we have accrued $850 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon Internal Revenue Service (“IRS”) audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $547 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005. During the year ended December 31, 2008, we reduced our tax liability by $5,333 (including interest), resulting from our settlement with the State of Indiana for certain years and our discussions with the State of Indiana for the remaining years.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At December 31, 2008, we have accrued $28,650 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

A reconciliation of our federal income tax at the federal statutory rate to our income tax (benefit) provision from continuing operations is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	$(82,854)	$(46,520)	$(19,117)
State taxes, net of federal benefit	(999)	(4,081)	2,188
Permanent differences, net	1,696	1,438	1,040
Goodwill impairment	42,786	15,911	—
Minority interest on land and trademark impairment	2,073	7,476	—
Non-cash charge-in-lieu of income taxes	—	200	1,717
Valuation allowance	31,009	2,372	19,255
Other, net	—	102	—

	$(6,289)	$(23,102)	$5,083

The tax effects of significant temporary differences representing deferred tax assets and liabilities, subject to valuation allowances are as follows:

	TER		TER Holdings
	December 31,		December 31,
	2008	2007	2008	2007
Deferred tax assets:
Accruals and prepayments	$55,314	$34,320	$14,920	$9,258
Basis differences on intangible assets	22,980	24,073	6,199	6,493
NOL carryforwards	108,510	92,669	37,086	35,139

	186,804	151,062	58,205	50,890
Less: Valuation allowance	(143,038)	(124,997)	(48,821)	(46,232)

	43,766	26,065	9,384	4,658

Deferred tax liabilities:
Basis differences on property and equipment, net	(71,842)	(80,077)	(16,957)	(19,227)
Trademarks and other	(25,478)	(38,726)	(6,873)	(10,446)

	(97,320)	(118,803)	(23,830)	(29,673)

Net deferred income tax liability	$(53,554)	$(92,738)	$(14,446)	$(25,015)

TER Holdings’ deferred tax assets and liabilities only reflect the state tax effects, because of TER Holdings’ status as a partnership for federal income taxes.

Net Operating Loss Carryforwards

Utilization of Predecessor Company federal net operating loss carryforwards (“NOLs”) available to TER is limited pursuant to Section 382 of the Internal Revenue Code. As of December 31, 2008, we have federal NOLs of approximately $232,400 available to offset future taxable income of which approximately $29,600 are limited pursuant to Section 382 of the Internal Revenue Code to approximately $2,000 annually until expiration. The federal NOLs expire from 2011 through 2028.

Under the New Jersey Casino Control Act, Trump Taj Mahal, Trump Plaza and Trump Marina are required to file New Jersey corporation business tax returns. As of December 31, 2008, Trump Taj Mahal, Trump Plaza and Trump Marina had NOLs of approximately $38,500, $264,200 and $109,200, respectively, for New Jersey state income tax purposes. The New Jersey state NOLs expire from 2009 through 2015.

Potential Chapter 11 Case and Limited Partnership Abandonment Implications

If the Company’s debt is reduced or restructured as a result of the Chapter 11 Case, the Company anticipates that it would recognize “cancellation of indebtedness” income, and as a result, the Company could be required to reduce certain tax attributes such as NOLs and the tax basis of its assets. Any such reduction could result in increased future tax liabilities for the Company. Additionally, the utilization of NOLs, if any, may be limited pursuant to Section 382 of the Internal Revenue Code. Furthermore, if Mr. Trump’s purported abandonment of his limited partnership interest (as discussed in Note 1) is deemed to be effective for tax purposes, the Company could be required to further reduce certain tax attributes such as NOLs and the tax basis of its assets.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings has recorded distributions of $1,020, $1,020 and $979 for the years ended December 31, 2008, 2007 and 2006, respectively.

(8)	Earnings Per Share

The computations of basic and diluted net (loss) income per share are as follows:

	(in thousands, except share and per share data)
	Year Ended December 31,
	2008	2007	2006
Numerator for basic and diluted earnings per share:
Loss from continuing operations	$(185,994)	$(82,255)	$(45,858)
(Loss) income from discontinued operations	(46,209)	(106,426)	27,351

Net loss	$(232,203)	$(188,681)	$(18,507)

Denominator:
Denominator for basic and diluted earnings per share—Weighted average shares outstanding including
Class A Warrants	31,674,980	31,086,918	30,920,616

Basic and diluted net (loss) income per share:
Continuing operations	$(5.87)	$(2.65)	$(1.48)
Discontinued operations	(1.46)	(3.42)	0.88

Net loss	$(7.33)	$(6.07)	$(0.60)

Potentially dilutive common shares excluded from the computation of diluted net (loss) income per share due to anti-dilution are as follows:

	December 31,
	2008	2007	2006
Potentially dilutive common shares:
Exchangeable limited partnership interest	9,377,484	9,377,484	9,377,484
Ten year warrants	1,446,706	1,446,706	1,446,706
Employee stock options	300,000	300,000	300,000

Total	11,124,190	11,124,190	11,124,190

The minority interest recorded in our statement of operations would be added to our net income to calculate diluted earnings per share should the class B common stock become dilutive.

(9)	Stock-based Compensation Plans

Our shareholders approved the 2005 Incentive Award Plan (the “2005 Stock Plan”) allowing for incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards to our officers, employees, consultants and independent directors. A total of 4,000,000 shares of TER Common Stock has been reserved for the issuance of awards available for grant under the 2005 Stock Plan.

In accordance with the provisions of SFAS 123R, general and administrative expenses related to our continuing operations include compensation expense for our stock option and restricted stock awards of $2,935, $3,166 and $5,169 for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of activity under the 2005 Stock Plan for restricted stock for the period from December 31, 2005 to December 31, 2008, is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding December 31, 2005	315,000	$18.07
Granted	158,700	20.37
Vested	(175,833)	18.83
Forfeited	(1,238)	20.13

Outstanding December 31, 2006	296,629	18.86
Granted	149,084	16.12
Vested	(177,028)	17.14
Repurchased	(20,935)	19.00
Forfeited	(48,097)	19.36

Outstanding December 31, 2007	199,653	16.99
Granted	702,253	3.86
Vested	(132,762)	14.48
Forfeited	(54,898)	5.39

Outstanding December 31, 2008	714,246	5.88

Restricted Stock—At December 31, 2008, the remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $1,334. The weighted-average remaining contractual life of outstanding restricted stock grants at December 31, 2008 was approximately nine months.

Stock Options—The following table summarizes stock option information at December 31, 2008:

Range of Exercise Prices	Outstanding as of December 31, 2008	Weighted- average Remaining Contractual Life	Outstanding Weighted- average Exercise Price	Exercisable as of December 31, 2008	Exercisable Weighted- average Exercise Price
$17.75	300,000	6.7 years	$17.75	100,000	$17.75

At December 31, 2008, there were 200,000 unvested stock options outstanding which vest in equal increments on July 31, 2009 and 2010. At December 31, 2008, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $425.

The following table sets forth information about the fair value of the option grant on the date of grant using the Black-Scholes option pricing model and the weighted-average assumptions used for the stock option grant made during 2005:

Weighted-average fair value of options granted	$8.19
Dividend yields	0.0%
Expected volatility	40.5%
Risk-free interest rates	4.5%
Expected lives	2.4 to 4.6 years

(10)	Settlement of Property Tax Appeals

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

The present value of the settlement was $30,705, of which $27,946 is reflected in continuing operations on the 2007 statement of operations as Income from settlement of property tax appeals. The present value of the future real property tax credits is reflected on the consolidated balance sheets as current and long-term property taxes receivable. In addition, included in general and administrative expenses of our continuing operations in 2007 is $1,754 in legal fees incurred in connection with the settlement.

(11)	TrumpONE Unified Player’s Program

In June 2007, we implemented the TrumpONE unified player’s program (“TrumpONE”), our company-wide customer loyalty program. Under TrumpONE, our customers are able to accumulate complimentary dollars (“comp dollars”) based upon their slot machine and table games play which may be redeemed at their discretion for complimentary food, beverage and retail items. Unredeemed comp dollars are subject to the terms of the TrumpONE program, including forfeiture based upon the lapsing of time. We record the cost of comp dollars as a gaming expense when earned by our customers. The retail value of the complimentary food, beverage and other retail items is recorded as revenue with an offset to promotional allowances at the time our customers redeem comp dollars. As of December 31, 2008 and 2007, we had $2,623 and $5,656 accrued for our outstanding comp dollar liability.

In addition to comp dollars, our customers have the ability to earn points based on slot machine or table games play that are redeemable in cash (“cash-back points”). We historically have accrued the cost of cash-back points, after consideration of estimated forfeitures, as they are earned. The cost is recorded in promotional allowances.

Customers may also receive discretionary complimentary rooms, food and beverage and other services which are expensed as incurred.

(12)	Employee Benefit Plans

We have a 401(k) Plan for our non-union employees. Eligible employees may contribute up to 30% of their earnings, subject to certain limitations, to the 401(k) Plan. We match a portion of participants’ contributions on an annual basis as determined by management. Matching contributions under the 401(k) Plan related to our continuing operations were $2,875, $3,054 and $2,952 during the years ended December 31, 2008, 2007 and 2006, respectively.

We also make payments to various multi-employer pension plans under industry-wide union agreements. Under the Employee Retirement Income Security Act, we may be liable for our share of unfunded liabilities, if any, if the plans are terminated. Pension expense related to our continuing operations for the years ended December 31, 2008, 2007 and 2006 was $5,711, $4,693 and $5,391, respectively.

(13)	Transactions with Affiliates

Services Agreement—We have entered into a services agreement whereby Mr. Trump agreed to provide services as defined therein. The initial term of the services agreement is three years, with automatic renewal options. Expenses incurred under the services agreement were $2,000, $2,000 and $1,878 during the years ended December 31, 2008, 2007 and 2006, respectively.

Trademark License Agreement and Trademark Security Agreement—Under a trademark license agreement dated as of the 2005 Effective Date, we have a perpetual, exclusive and royalty-free license to use Mr. Trump’s name and likeness in connection with our casino and gaming activities, subject to certain terms and conditions. Mr. Trump’s obligations under the trademark license agreement are secured by an amended and restated trademark security agreement, pursuant to which Mr. Trump has granted us a first priority security interest in the licensed marks in connection with casino services and gaming activities, subject to certain terms and conditions.

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

Use of Trump Facilities—In the normal course of business, we engage in various transactions with other entities owned by Mr. Trump including leasing certain office space and periodic use of Mr. Trump’s airplane. During the years ended December 31, 2008, 2007 and 2006, we incurred approximately $428, $430 and $485, respectively, relating to such transactions. In 2007, TER entered into an understanding with Mr. Trump pursuant to which and for no cash consideration, Mr. Trump would make available certain mailing lists or databases developed through his other business activities for TER to make certain offers to individuals on such lists in order to provide an incentive to visit a TER property.

Right of First Offer Agreement—During September 2006, we amended the Right of First Offer Agreement (“ROFO Agreement”) with Trump Organization LLC, an entity controlled by Mr. Trump. The amended ROFO Agreement pertains to construction projects greater than $35,000. The ROFO Agreement expired as of May 2008. Under the terms of the amended ROFO Agreement, we paid Trump Organization LLC: $379, including minimum monthly fees of $250 and cost saving commissions of $129, during the year ended December 31, 2008; $1,870, including minimum monthly fees of $600 and cost saving commissions of $1,270, during the year ended December 31, 2007; and $1,051, including minimum monthly fees of $350 and cost saving commissions of $701, during the year ended December 31, 2006.

Director Fees—On August 1, 2007, Ivanka M. Trump (“Ms. Trump”) was appointed to our board of directors (“Board”). During 2008 and 2007, we paid Ms. Trump an annual retainer of $150 in exchange for her serving on the Board. In addition, we recognized stock-based compensation expense of $35 and $39 during the years ended December 31, 2008 and 2007, respectively, related to restricted stock awards granted to Ms. Trump. Ms. Trump resigned from the Board effective February 13, 2009.

(14)	Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of Casino Reinvestment Development Authority bonds and deposits approximate their fair values as a result of allowances established to give effect to below-market interest rates.

The estimated fair values of other financial instruments at December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2007 Credit Facility	$488,757	$488,757	$393,250	$393,250
Senior Notes	1,248,969	152,999	1,248,969	946,094
Other long-term debt	6,118	6,118	1,555	1,555

The fair value of the 2007 Credit Facility is shown as the carrying amount since the loans were issued and are held by two banks under common ownership and there is no trading activity on the 2007 Credit Facility. The fair value of the Senior Notes is based on quoted market prices of the Senior Notes. The carrying amounts of our other long-term debt obligations approximate fair value.

(15)	Discontinued Operations—Trump Indiana

On December 21, 2005, TER Holdings completed the sale of Trump Indiana under the terms of a Stock Purchase Agreement with Majestic Star. After accounting for certain taxes, fees and other closing costs and expenses, we received $227,526 in net proceeds. Under the terms of the Stock Purchase Agreement, $45,005 of the proceeds was placed in escrow and classified as restricted cash pending resolution of certain adjustments. During 2006, we received distributions of $17,630 from the escrow account following our settlement of IRS tax audits for the years 1995 through 1997. During 2007, the remaining balance of the restricted cash totaling $27,375 became unrestricted following our settlement of IRS tax audits for the years 1998 to 2004.

Discontinued operations related to Trump Indiana for the years ended December 31, 2008 and 2006 include $1,316 and $562, respectively, of income related to Trump Indiana, net of income taxes and minority interest due to the settlement of Trump Indiana liabilities retained by us on the date of sale.

(16)	Quarterly Financial Data (unaudited)

The following unaudited quarterly data includes adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation unless otherwise indicated. Our quarterly results fluctuate because of the seasonal nature of our business.

	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008 (a)	2007	2008 (b)	2007	2008 (c)	2007 (d)
Net revenues	$177,347	$179,939	$177,891	$186,839	$198,303	$216,554	$159,912	$173,899
Income (loss) from operations	8,268	15,242	9,038	9,563	(102,161)	34,375	(23,376)	(63,777)
(Loss) income from continuing operations	(18,050)	(11,476)	(16,503)	(16,228)	(110,791)	2,084	(40,650)	(56,635)
(Loss) income from discontinued operations, net of income taxes	(598)	3,343	(13,318)	2,774	(28,352)	4,542	(3,941)	(117,085)

Net (loss) income	$(18,648)	$(8,133)	$(29,821)	$(13,454)	$(139,143)	$6,626	$(44,591)	$(173,720)

Basic and diluted net (loss) income per share:
Continuing operations	$(0.57)	$(0.37)	$(0.52)	$(0.52)	$(3.49)	$0.07	$(1.28)	$(1.82)
Discontinued operations	(0.02)	0.11	(0.42)	0.09	(0.90)	0.14	(0.13)	(3.77)

Net (loss) income	$(0.59)	$(0.26)	$(0.94)	$(0.43)	$(4.39)	$0.21	$(1.41)	$(5.59)

(a)	During the three months ended June 30, 2008, we recorded within our discontinued operations (i) an intangible asset impairment charge of $18,647 relating to trademarks of Trump Marina, (2) a goodwill impairment charge of $2,296 and (3) $5,184 of fees incurred in connection with the Marina Agreement, principally fees incurred to amend the 2007 Credit Facility.

(b)	During the three months ended September 30, 2008 we recorded goodwill and other intangible asset impairment charges of $129,773 within our continuing operations. We recorded within our discontinued operations an estimated loss on disposal relating to Trump Marina of $45,000.

(c)	During the three months ended December 31, 2008 we recorded intangible asset impairment charges of $11,971 within our continuing operations.

(d)	During the three months ended December 31, 2007, we recorded $28,778 of income, net of legal fees, related to the settlement of property tax appeals with the City of Atlantic City, of which $26,192 related to our continuing operations. In addition, we recorded $277,880 of goodwill and other asset impairment charges, of which $96,857 related to our continuing operations.

(17)	Commitments and Contingencies

Operating Leases—We have entered into operating leases for certain land, office, warehouse space, certain parking space and various equipment. Rent expense relating to our continuing operations during the years ended December 31, 2008, 2007 and 2006 was $8,693, $9,681 and $10,289, respectively, of which $83, $77 and $79, respectively, relates to affiliates.

Future minimum lease payments under noncancellable operating leases as of December 31, 2008, are as follows:

Years Ended December 31,
2009	$13,121
2010	10,773
2011	5,771
2012	2,832
2013	2,503
Thereafter	76,174

Total	$111,174

Construction Commitments—At December 31, 2008, we have outstanding future construction commitments of approximately $21,000 relating primarily to construction of the Chairman Tower at Trump Taj Mahal.

Philadelphia Option Agreements—On September 30, 2005, in connection with its pursuit of a gaming license in Philadelphia, Pennsylvania, TER Keystone entered into an options agreement (the “Options Agreement”), relating to an approximate 18-acre parcel of land located in Philadelphia, Pennsylvania (the “Philadelphia Site”). Pursuant to the Options Agreement, TER Keystone was granted the right to either (i) lease the Philadelphia Site (the “Lease Option”) on and subject to the terms and conditions set forth in a form of ground lease or (ii) purchase the Philadelphia Site (the “Purchase Option”) on the terms and conditions set forth in the Options Agreement. During July 2006, TER Keystone entered into an option agreement for additional land adjacent to the original 18-acre parcel. On December 20, 2006, the Gaming Control Board of the Commonwealth of Pennsylvania awarded gaming licenses to entities other than TER Keystone. TER Keystone terminated both options agreements, which resulted in a $1,000 termination fee, paid in January 2007. During the year ended December 31, 2006, fees totaling $5,466 relating to the option agreements and other expenses were recorded as development costs in the accompanying statements of operations.

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

Our qualified investments are classified within other long-term assets on the accompanying consolidated balance sheets and are summarized as follows:

	December 31,
	2008	2007
CRDA deposits, net of valuation allowance of $26,274 and $26,961, respectively	$47,993	$46,912
CRDA bonds, net valuation allowance of $6,205 and $6,248, respectively	8,599	9,277

	$56,592	$56,189

During the years ended December 31, 2008, 2007 and 2006, we recognized expense within our continuing operations of $2,302, $3,361 and $3,595, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. In addition, due to the receipt of grant proceeds during 2008 which were funded by certain of our CRDA deposits, we recognized $2,491 of income within our continuing operations representing the reversal of previously recognized expense. From time to time, we have elected to donate funds on deposit with the CRDA for various projects.

NJSEA Subsidy Agreement—In April 2004, the casinos located in Atlantic City (“Casinos”), including our Atlantic City casinos, executed an agreement (“2004 NJSEA Subsidy Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) and the CRDA. The 2004 NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall pay in cash and donate from the regular payment of their CRDA obligations a total of $86,000 in four annual installments in October of each of 2004 through 2007 to the NJSEA. It required that the funds be used by the NJSEA through December 31, 2008 to enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks. Our portion of this industry obligation was approximately 23%.

The 2004 NJSEA Subsidy Agreement further provided for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack and conditioned the donation of the CRDA funds upon the enactment and funding of the Casino Expansion Fund Act which made funds available, on a pro rata basis, to each of the Casinos for investment in eligible projects in Atlantic City approved by the CRDA. In September 2006, the CRDA approved the construction of the Chairman Tower at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund and $1,575 from a separate Casino Capital Construction Fund, both administered by the CRDA. During 2008, we received $10,658 of grant proceeds from the Atlantic City Expansion Fund and $1,244 of grant proceeds from the Casino Capital Construction Fund.

The New Jersey Legislature amended the Casino Control Act, effective April 18, 2008, to permit the Casinos to deduct the amount of certain promotional gaming credits wagered at their slot machines in calculating the tax on gross gaming revenue. The amendment became operative upon the August 14, 2008 certification by the Chair of the New Jersey Casino Control Commission (“CCC”) to the State Treasurer that the Casinos and Casino Association of New Jersey (“CANJ”) had executed a new subsidy agreement with NJSEA for the benefit of the horse racing industry for $30,000 annually for a three-year period (“2008 NJSEA Subsidy Agreement”). In addition, the CCC adopted regulations effective September 22, 2008 which establish procedures by which the Casinos may implement the promotional gaming credit tax deduction.

The 2008 NJSEA Subsidy Agreement provides that the Casinos will pay the NJSEA $90,000 to be used solely for purse enhancements, breeder’s purses and expenses to establish off-track wagering facilities which it incurs through 2011. The payments will be made in eleven installments from September 29, 2008 through November 15, 2011 as follows: $22,500 in 2008; $30,000 in each of 2009 and 2010; and $7,500 in 2011. Each Casino will pay a share equal to a percentage representing the gross gaming revenue it reported for the prior calendar year compared to that reported by all Casinos for that year. Our portion of this industry obligation for 2008 is approximately 21%.

The 2008 NJSEA Subsidy Agreement also provides that (i) the NJSEA, (ii) all other entities which receive any portion of the payments and (iii) affiliates of either shall not operate, conduct, maintain or permit any casino gaming, including video lottery gaming, in any New Jersey location other than Atlantic City prior to 2012 and that the Casinos may bring an action in New Jersey Superior Court against any entity that does so to enforce this prohibition by specific performance.

The 2008 NJSEA Subsidy Agreement further provides that if, prior to 2011, a statewide public question to authorize casino gaming at any New Jersey location other than Atlantic City is approved by the New Jersey Legislature or if, prior to 2012, any such statewide public question is approved by New Jersey voters or any New Jersey legislation is enacted or other New Jersey governmental action is taken authorizing such gaming or any such gaming is actually operated, conducted or maintained, then the Casinos shall make no further payments to the NJSEA and, in certain circumstances, the NJSEA shall return some or all of the payments it previously received from the Casinos.

The 2008 NJSEA Subsidy Agreement acknowledges the publicly announced intention of the Governor of New Jersey to, by executive order, create a commission to study and report its recommendations for the long term stability of the horse racing industry to the Governor and the New Jersey State Legislature on or about July 1, 2010 and provides that the Casinos, CANJ and NJSEA will work and cooperate in good faith with any such commission and that the NJSEA shall not support legislation for casino gaming in any New Jersey location other than Atlantic City prior to the commission’s delivery of such report.

CAFRA Agreement—Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which is included as a condition of the Trump Taj Mahal’s casino license) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2010. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

(18)	Legal Proceedings

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

Chapter 11 Case—On February 17, 2009 (the “Petition Date”), the Debtors filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey in Camden, New Jersey (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases are being jointly administered under the caption In re: TCI 2 Holdings, LLC, et al Debtors, Chapter 11 Case Nos.: 09-13654 through 09-13656 and 09-13658 through 09-13664 (JHW) (the “Chapter 11 Case”).

The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most litigation pending against the Debtors, are stayed. Other pre-petition contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court providing otherwise, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders, and approved by the Bankruptcy Court.

The Debtors have received approval from the Bankruptcy Court of their “first day” motions, which were filed as part of the Chapter 11 Case. Among other “first day” relief, the Debtors received approval to continue wage and salary payments and other benefits to employees as well as certain related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. The Debtors intend to continue to pay their vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.

Under the priority scheme established by the Bankruptcy Code, certain post-petition and secured or “priority” pre-petition liabilities need to be satisfied before general unsecured creditors and holders of the Debtors’ equity are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the claims and interests of each of these constituencies. Additionally, no assurance can be given as to whether, when or in what form unsecured creditors and holders of the Debtors’ equity may receive a distribution on such claims or interests.

Under the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under the Bankruptcy Code. As of the date of the filing of the Chapter 11 Case, virtually all pending litigation against the Debtors (including the actions described below) is stayed as to the Debtors, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors.

2005 Chapter 11 Case—We are still in the process of resolving various claims and other litigation in connection with the 2005 Plan, which may continue for the foreseeable future.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of our Predecessor Company’s common stock on the record date for distributions under the 2005 Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the 2005 Plan, which they believe were wrongly made to the beneficial holders of our Predecessor Company’s common stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the 2005 Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of the Predecessor Company. The movants appealed this motion to the United States District Court for the district of New Jersey. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. In May 2007, we filed a notice of appeal to the United States Court of Appeals for the Third Circuit. By order dated November 5, 2008, the Court of Appeals affirmed the District Court’s order. While on remand in the Bankruptcy Court for further consideration in light of the District Court’s order, we filed a voluntary petition in the Bankruptcy Court on February 17, 2009, seeking relief under the provisions of chapter 11 of the Bankruptcy Code. As a result, the matter has been stayed pending the resolution of our bankruptcy proceedings.

Power Plant Litigation—On December 30, 2004, TER Development Company, LLC (“TER Development”) filed a complaint against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development has asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. On April 17, 2008, the trial court ruled on the defendants’ numerous motions for summary judgment. The court denied the defendants’ motions as to TER Development’s claims against all defendants for fraud and conspiracy and as to TER Development’s claim against Richard T. Fields and Coastal Development, LLC under the Florida Deceptive and Unfair Trade Practices Act. The trial court granted the defendants’ motions for summary judgment as to TER Development’s claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, interference with prospective business relationship and the claims under the Florida Deceptive and Unfair Trade Practices Act as to the Power Plant Group. The defendants seek no relief against TER Development other than claims for attorney’s fees and costs in the event that they prevail at trial.

TER and Coastal Development, LLC, through affiliated and controlled subsidiaries, have executed an agreement for the sale of Trump Marina (see Note 3). Upon the closing of the sale of Trump Marina, the complaint against the Power Plant Group will be dismissed with prejudice and all parties will be fully released from any claims in this lawsuit. On May 29, 2008, the parties filed a joint motion to stay the action, pending the closing of the transaction. On May 30, 2008, the Court granted the stay pending further order of the Court.

Settlement of Atlantic City Property Tax Appeals—On November 7, 2007, we entered into a stipulation of settlement with the City of Atlantic City to settle a series of appealed real property tax assessments relating to Trump Taj Mahal, Trump Plaza and Trump Marina for various tax years through 2007. Under the terms of the agreement, we will receive a refund of $34,000 relating to previously paid taxes consisting of (i) $12,000 in cash, which was received on December 7, 2007 and (ii) $22,000 in credits to be applied against future real property tax payments as follows: $4,000 per year in 2009, 2010 and 2011 and $5,000 per year in 2012 and 2013.

South Jersey Transportation Authority Settlement—During 2006, we reached a settlement with respect to a complaint we filed against the South Jersey Transportation Authority. The amount of the settlement totaled $1,750 and is included in Trump Marina’s 2006 discontinued operations.

TRUMP ENTERTAINMENT RESORTS, INC.	SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Period
YEAR ENDED DECEMBER 31, 2008
Allowances for doubtful accounts	$15,925	$14,787		$(5,017	)(a)	$25,695
Valuation allowance for CRDA investments	33,209	(344	)(b)	(386	)(b)	32,479
Valuation allowance for deferred tax assets	124,997	—		18,041		143,038
YEAR ENDED DECEMBER 31, 2007
Allowances for doubtful accounts	$13,032	$7,742		$(4,849	)(a)	$15,925
Valuation allowance for CRDA investments	28,189	4,346		674	(b)	33,209
Reserve for other receivables	8,014	—		(8,014	)(c)	—
Valuation allowance for deferred tax assets	90,815	—		34,182		124,997
YEAR ENDED DECEMBER 31, 2006
Allowances for doubtful accounts	$14,153	$5,168		$(6,289	)(a)	$13,032
Valuation allowance for CRDA investments	23,833	4,478		(122	)(b)	28,189
Reserve for other receivables	8,014	—		—	(c)	8,014
Valuation allowance for deferred tax assets	132,858	—		(42,043)		90,815

(a)	Write-off of uncollectible accounts.
(b)	Reversal of allowance applicable to contribution of CRDA investments. During 2008, we recognized $3,426 of income due to the reversal of previously recognized expense due to the receipt of grant proceeds which were funded by certain of our CRDA investments.
(c)	Reserve against claim for real estate taxes from the City of Atlantic City. The claim was settled during 2007 resulting in a reversal of the reserve.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.	SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Period
YEAR ENDED DECEMBER 31, 2008
Allowances for doubtful accounts	$15,925	$14,787		$(5,017	)(a)	$25,695
Valuation allowance for CRDA investments	33,209	(344	)(b)	(386	)(b)	32,479
Valuation allowance for deferred tax assets	46,232	—		2,589		48,821
YEAR ENDED DECEMBER 31, 2007
Allowances for doubtful accounts	$13,032	$7,742		$(4,849	)(a)	$15,925
Valuation allowance for CRDA investments	28,189	4,346		674	(b)	33,209
Reserve for other receivables	8,014	—		(8,014	)(c)	—
Valuation allowance for deferred tax assets	41,455	—		4,777		46,232
YEAR ENDED DECEMBER 31, 2006
Allowances for doubtful accounts	$14,153	$5,168		$(6,289	)(a)	$13,032
Valuation allowance for CRDA investments	23,833	4,478		(122	)(b)	28,189
Reserve for other receivables	8,014	—		—	(c)	8,014
Valuation allowance for deferred tax assets	56,544	—		(15,089)		41,455

(a)	Write-off of uncollectible accounts.
(b)	Reversal of allowance applicable to contribution of CRDA investments. During 2008, we recognized $3,426 of income due to the reversal of previously recognized expense due to the receipt of grant proceeds which were funded by certain of our CRDA investments.
(c)	Reserve against claim for real estate taxes from the City of Atlantic City. The claim was settled during 2007 resulting in a reversal of the reserve.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A and 9A(T).   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Reports on Internal Control over Financial Reporting

Trump Entertainment Resorts, Inc.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of TER’s internal control over financial reporting as stated in their report which is included in Item 8.

Trump Entertainment Resorts Holdings, L.P.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This Annual Report on Form 10-K does not include an attestation report of TER Holdings’ registered public accounting firm due to a transition period established by rules of the SEC for companies new to public reporting.

This Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities of that section.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors:

Name	Age	Positions
Mark Juliano	54	Chief Executive Officer, Director
John P. Burke	61	Chief Financial Officer, Executive Vice President and Corporate Treasurer
Robert M. Pickus	54	Chief Administrative Officer, General Counsel and Secretary
Joseph A. Fusco	64	Executive Vice President of Governmental Affairs
Craig D. Keyser	47	Executive Vice President of Human Resources
Richard M. Santoro	48	Executive Vice President of Asset Protection and Risk Management
Eric L. Hausler	39	Senior Vice President of Development
Edward H. D’Alelio	56	Director
James J. Florio	71	Director
Harry C. Hagerty	48	Director
Michael A. Kramer	40	Director
Don M. Thomas	78	Director

Mr. Juliano was appointed a Class III Director of our Board on February 27, 2008. Mr. Juliano has been our Chief Executive Officer since August 1, 2007. He served as interim Chief Executive Officer during July 2007. From August 8, 2005 to June 30, 2007, Mr. Juliano served as Chief Operating Officer. Mr. Juliano served as President of Boardwalk Regency Corporation d/b/a Caesars Atlantic City from 1994 to 1999. From March 1999 to October 2001, Mr. Juliano served as President of Mirage Atlantic City Corporation. From October 2001 to February 2003, Mr. Juliano was the Chairman of the board of directors of Atlantic City Convention and Visitors Authority. From February 2003 to August 2005, Mr. Juliano served as the President of Desert Palace, Inc. d/b/a Caesars Palace, in Las Vegas, Nevada.

Mr. Burke has been our Chief Financial Officer since November 5, 2008 and has been an Executive Vice President and Treasurer of our company and certain of our subsidiaries since 1999. He served as our interim Chief Financial Officer since December 6, 2007. From June 1997 to January 1999, Mr. Burke served as a Senior Vice President of our company and certain of our subsidiaries. From January 1996 to June 1997, he served as our Senior Vice President of Corporate Finance. Since 1992, Mr. Burke has held various positions, including Executive Vice President, Assistant Treasurer and Treasurer of numerous of our subsidiaries.

Mr. Pickus has been our Chief Administrative Officer and General Counsel since June 29, 2007. From March 1995 to June 2007, he served as General Counsel and Secretary and an Executive Vice President. From 1985 to 1995, Mr. Pickus held various positions, including President, Secretary, Vice President, Assistant Vice President and director of numerous of our subsidiaries (and those of our predecessors). Mr. Pickus has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

Mr. Fusco has been our Executive Vice President of Government Affairs since June 1996. From August 1985 to June 1996, Mr. Fusco practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters. Mr. Fusco previously served as Atlantic County Prosecutor, a gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the New Jersey Casino Control Commission from the inception of that agency in September 1977 to March 1981.

Mr. Keyser has been our Executive Vice President of Human Resources since October 2001. From January 1999 through October 2001, Mr. Keyser served as Senior Vice President of Human Resources of certain of our subsidiaries and from July 1996 through January 1999, Mr. Keyser was our Vice President of Human Resources. From July 1994 through July 1996, Mr. Keyser served as Vice President of Human Resources for Trump Plaza Hotel and Casino. Currently, Mr. Keyser serves as Chair of the AtlantiCare Regional Medical Center Board of Governors and serves on the Board of Trustees of the AtlantiCare Health System. Mr. Keyser holds positions on the Quality Management, Governance, Compensation, Joint Conference/Medical Affairs, and Human Resources Committees of AtlantiCare.

Mr. Santoro has been our Executive Vice President of Asset Protection and Risk Management since February 2006. From October 2005 to December 2005, Mr. Santoro served as the General Manager of Trump Indiana, Inc. one of our former subsidiaries. Since July 1991, Mr. Santoro has held various security, safety and related emergency management positions with numerous of our subsidiaries (and those of our predecessors) and has acted as the company’s liaison with county, state and federal law enforcement.

Mr. Hausler has been Senior Vice President of Development since October 2006. From August 2005 to September 2006, Mr. Hausler served as a Managing Director in Fixed Income Research with responsibility for high yield and investment grade bonds and credit derivatives across the gaming, lodging and leisure industries for Bear Stearns & Co. Inc., and as a Vice President in Equity Research from December 1999 to July 2002. From October 2003 to August 2005, Mr. Hausler served as the Senior Equity Analyst covering the gaming industry for Susquehanna Financial Group. From July 2002 to September 2003, Mr. Hausler served as an Associate Analyst in Equity Research covering the gaming and lodging industries for Deutsche Bank Securities. From December 1996 to November 1999, Mr. Hausler served as the Governmental and Community Relations Coordinator for the New Jersey Casino Control Commission among other positions.

Mr. D’Alelio has served as a Class I Director of our Board since the May 20, 2005 and as our Lead Director since November 2008. Mr. D’Alelio also serves as Executive-in-Residence and as a member of the College Management Advisor Board at the University of Massachusetts, College of Management. Mr. D’Alelio was the Managing Director and Chief Investment Officer of the Fixed Income Group at Putnam Investments, Inc. from 1989 to 2002. Mr. D’Alelio is a member of the Board of Trustees of the Newman School and St. Mary’s Children’s & Infants Center, a member of the Board of Governance of Caritas Christi Healthcare, and a member of Investment Committee and Finance Committee of Caritas Christi Healthcare. He is also a member of the Investment Committee of the University of Massachusetts Foundation and a director of Blue Water, Inc. Mr. D’Alelio has over 30 years experience in investing in leveraged companies, including investment experience in Atlantic City gaming companies since the inception of gaming in Atlantic City.

Mr. Florio has been serving as a Class I Director of our Board since the May 20, 2005. Mr. Florio was the Governor of the State of New Jersey from 1990 to 1994. Mr. Florio served in the United States Congress from 1974 through 1990, and prior to such time served three terms in the New Jersey General Assembly. Since its founding in 2000 until 2006, Mr. Florio was the Chief Executive Officer of Xspand Corporation, an asset management company based in Morristown, New Jersey. Mr. Florio is a founding partner and, currently Of Counsel to the law firm of Florio, Perrucci, Steinhardt & Fader and a Professor Emeritus for Public Policy and Administration at the Blaustein Graduate School of Public Policy at Rutgers, The State University of New Jersey. Mr. Florio currently serves on the Board of Directors of Plymouth Financial Company, Inc. and Integrity Health, LLC.

Mr. Hagerty has been serving as a Class III Director of our Board since May 7, 2008. Prior to joining the Board, Mr. Hagerty served as the Executive Vice President and Chief Financial Officer of Global Cash Access Holdings, Inc. from July 2004 to July 2007. From March 2002 to May 2004, Mr. Hagerty was Executive Vice President and Chief Financial Officer of Caesars Entertainment, Inc. He was the Chief Operating Officer of Akula Software, Inc. from October 2001 to March 2002, and Chief Financial Officer from April 2001 to October 2001. From November 1999 to December 2006, he was President of Venator Corporate Advisors, through which he provided financial advisory services to corporate clients. Mr. Hagerty has also served as Managing Director, Investment Banking of BancBoston Robertson Stephens Inc. from March 1998 to November 1999, and Managing Director, Investment Banking of Deutsche Morgan Grenfell Inc. from January 1994 to March 1998.

Mr. Kramer has been serving as a Class II Director of our Board since the May 20, 2005. Since January 2007, Mr. Kramer has been a Partner with Perella Weinberg Partners, an investment banking firm. From September 2005 to December 2006, Mr. Kramer was the Chief Executive Officer of Kramer Capital Partners, an investment banking firm. From January 2001 through April 2005, Mr. Kramer was a Managing Director of Greenhill & Co., Inc. where he headed the firm’s restructuring group and served as a member of the firm’s Management Committee. From June 1989 through April 2001, Mr. Kramer was employed by Houlihan Lokey Howard & Zukin, a national investment banking firm, where he served from 1997 to 2000 as a Managing Director in charge of the firm’s restructuring group and as a member of the firm’s Board of Directors.

Mr. Thomas has been serving as a Class II Director of our Board since the May 20, 2005, and also served on the Board and Board committees of our Predecessor Company and certain of its subsidiaries from its initial public offering in June 1995 until May 2005. From January 1985 until his retirement in January 2007, Mr. Thomas was the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York. At the time THCR filed for chapter 11 on November 21, 2004, Mr. Thomas was serving as a director of THCR and certain of its subsidiaries.

Director Information

Our Board consists of ten director positions, with four current vacancies. Our Board is divided into three classes, Class I, Class II and Class III. The current Class I Directors are Edward H. D’Alelio and James J. Florio. The current Class II Directors are Michael A. Kramer and Don M. Thomas. The current Class III Directors are Mark Juliano and Harry C. Hagerty.

Director Independence

Pursuant to our Corporate Governance Guidelines, our Board is required to affirmatively determine that a majority of our directors have no relationship that would interfere with his/her exercise of independent judgment in carrying out his/her responsibilities and meets any other relevant qualification requirements imposed by the SEC and the Nasdaq National Market (“Nasdaq”), the principal market on which TER Common Stock was traded. A copy of our Corporate Governance Guidelines is available free of charge on our website, www.trumpcasinos.com. The Board has determined, after considering all relevant facts and circumstances, that all of its members, other than Mark Juliano, are “independent” as defined by the rules and regulations promulgated by the SEC and Nasdaq.

Audit Committee Financial Expert

The members of the Audit Committee are Michael A. Kramer (Chairman), Don M. Thomas and Harry C. Hagerty. Our Board has determined that Mr. Kramer is qualified as a “financial expert” within the meaning of the regulations of the United States securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and any person who beneficially owns more than 10% of a registered class of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of the forms furnished to us and written representations from our Reporting Persons, we believe that during the year ended December 31, 2008, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Code of Business Conduct

We have a Code of Business Conduct, which is applicable to all our directors, officers and certain management and supervisory employees. The Code of Business Conduct is available free of charge either on our website or by writing to our Secretary.

Code of Ethics

We have a Code of Ethics for our directors and principal executive officers, including, among others, our Chief Executive Officer, Chief Financial Officer and the members of our Board. The Code of Ethics is available free of charge either on our website or by writing to our Secretary.

If we make any substantive amendments to the Code of Ethics or grant any waivers therefrom, we are required to disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K filed with the SEC within four business days.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Edward H. D’Alelio (Chairman), Harry C. Hagerty and Don M. Thomas. Our Compensation Committee is comprised entirely of independent directors.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board has the responsibility for establishing, implementing and measuring the philosophy, policies and practices for the Company’s compensation program, determining the appropriate compensation of executive officers, including the Named Executive Officers (“NEOs”) detailed in the accompanying tables. It is the objective of the Company to reward key executives for the attainment of financial and strategic objectives which are aligned directly with the success of the Company and focus upon the best interests of our stockholders. The Compensation Committee ensures that the total compensation paid to executive officers is competitive, reasonable and performance based.

A critical component to the Company’s success is the comprehensive development, recruitment and retention of a talented and experienced senior management team to fully leverage our strategic, operational and human capital plans. Beginning in 2006, with periodic refinements through 2008, with the guidance and oversight of the Compensation Committee, we initiated a strategic and results-driven compensation program to drive enhanced performance and attain the Company’s stated business objectives. We provide competitive total compensation packages commensurate with corporate and strategic objectives, the components of which are specifically described in this discussion and analysis.

The Compensation Committee provides the required oversight of our compensation policies and practices, including, but not limited to, those related to incentive compensation and equity-based plans, executive retention, severance and retirement programs and any other executive benefit plans or programs. The Compensation Committee obtains recommendations and information from the Company’s Chief Executive Officer (“CEO”) and other executive officers, including the Executive Vice President, Human Resources (“EVP, HR”) and the Chief Administrative Officer and General Counsel, and, from time to time, external consultants, regarding compensation and benefit matters, but makes all final decisions regarding the compensation of executive officers. The Committee reports its decisions to the Board. The duties and responsibilities of the Compensation Committee include, but are not limited to:

a.	Establishing and reviewing the Company’s overall management compensation philosophy and policy.

b.	Reviewing and approving the annual and long-term corporate goals and objectives relevant to the compensation of the CEO, evaluating at least annually the CEO’s performance in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determining and approving the CEO’s compensation level based on this evaluation, as well as any other terms of the CEO’s employment (including but not limited to perquisites, retention programs, severance arrangements and retirement benefits). In determining any long-term incentive component of CEO compensation, the Compensation Committee considers the Company’s performance and relative shareholder return, the value of similar incentive awards to CEO’s at comparable companies, and the awards given to the CEO in past years.

c.	Reviewing on a periodic basis and approving the compensation and other material terms of employment of other senior officers of the Company, the annual and long-term corporate goals and objectives relevant to such compensation and any terms and modifications thereto, including with respect to any incentive-compensation and equity-based plans, retention, severance and retirement programs, perquisites and any other employee benefit plans or programs.

d.	Reviewing and recommending for Board approval Company policies and actions regarding incentive and equity-based programs for employees of or consultants to the Company; and administering and monitoring compliance with such rules, policies and guidelines for the issuance of awards pursuant to such programs, as well as authorizing awards thereunder.

e.	Reviewing and recommending for Board approval policies regarding any changes in employee retirement plans or programs, and other employee benefit plans and program; and monitoring compliance with such programs.

f.	Reviewing and recommending director compensation for Board approval.

g.	Reviewing and discussing our Compensation Discussion and Analysis disclosure required by SEC regulations with management and determining whether to recommend to the Board that it be included in our filings.

h.	Producing any Compensation Committee report required by law or regulation.

i.	Annually evaluating the performance of the Compensation Committee, including its effectiveness and compliance with its charter.

j.	Reviewing and assessing the adequacy of the Compensation Committee Charter on an annual basis, and recommending appropriate changes.

Compensation Philosophy and Objectives

The Compensation Committee has enacted an overall compensation program to align executive compensation of key employees with the best interests of stockholders by rewarding performance based upon the attainment of annual financial and strategic goals of the Company. The Committee regularly evaluates both executive performance and compensation to ensure the Company maintains its ability to attract and retain talented executives. The Compensation Committee reviews and evaluates the performance metrics of all compensation programs, including the annual incentive and long-term incentive plans. The primary means of measuring of corporate performance used by the Compensation Committee in setting compensation policies and making compensation decisions is consolidated earnings before interest, taxes, depreciation and amortization, as adjusted for certain nonrecurring items (“EBITDA”), a non-GAAP financial measure. The Compensation Committee believes EBITDA is an appropriate measure for compensation decisions because it is the primary metric used by management of the Company and that of the Company’s competitors in evaluating many aspects of overall corporate performance. Prior to rendering any decisions regarding executive compensation, the Compensation Committee obtains recommendations and information from the Company’s CEO and other executive officers, including the EVP, HR and the Chief Administrative Officer and General Counsel and, from time to time, external consultants regarding compensation and benefit matters, but renders all final decisions regarding the compensation of officers and key management personnel. However, the Compensation Committee retains the right and authority to act in its sole and absolute discretion.

2008 Executive Compensation Components

The Compensation Committee reviews, evaluates and approves the proper allocation of fixed and variable compensation components based upon the following factors:

•	competitive market value for a position;

•	retention and recruitment of talented and experienced executives;

•	internal equity among similarly situated executives; and

•

providing appropriate incentives for executives to achieve established performance objectives as specifically outlined in the Annual Incentive Plan and Long Term Incentive Plan sections of this Report.

As provided in the Summary Compensation Table that follows this discussion, 2008 compensation for our NEOs consists primarily of the following components:

•	Base salary

•	Annual Incentive Plan

•	Long Term Incentive Plan through equity compensation

In 2005, the Company retained executive compensation consultant, Towers Perrin, to conduct a comprehensive compensation review. The Company’s objective was to develop a compensation strategy consistent with the Company’s new culture and future strategic plan to include establishing market-based target compensation levels and the development of a formal incentive compensation program. The report, based upon competitive market data, determined the appropriate mix between fixed and variable compensation components. Decisions to implement or alter future compensation adjustments would consider such factors as annual adjustments, changes in competitive market data, and any material change in the size or scope of the Company. The competitive market data contained companies within the gaming and leisure industry and included the following companies:

•	Ameristar Casinos, Inc.

•	Argosy Gaming Co.

•	Boyd Gaming Corp.

•	Caesars Entertainment, Inc.

•	Harrah’s Entertainment, Inc.

•	Isle of Capri Casinos

•	Mandalay Resort Group

•	MGM Mirage

•	MTR Gaming Group, Inc.

•	Penn National Gaming, Inc.

•	Pinnacle Entertainment, Inc.

•	Stations Casinos

•	Wynn Resorts Ltd.

Commensurate with the compensation methodology utilized by the Company’s compensation consultant and the recommendations provided, the Company’s compensation program was adjusted to reflect a more competitive-based system which translated to lower base salaries and more emphasis on variable compensation components including annual and long term incentive plans consistent with competitive market data and performance of the Company.

The Company has continued to utilize this performance based compensation model and has continued through the auspices of the Compensation Committee to review and monitor progress. In addition to regular engagements of Towers Perrin, management engaged Equilar Incorporated in 2007 and 2008, a leading data provider for benchmarking executive and director compensation. Additionally, the Company utilized HR consultants, including Korn Ferry International and HVS International to obtain periodic updates on executive compensation, trends and data in 2006 and 2007.

Base Salary

We provide NEOs and other executives with competitive base salaries to compensate them for professional services performed during the fiscal year. Base salaries for our NEOs are determined for each executive by utilizing competitive market and internal compensation data. The objective for base salary compensation is established between the 50th and 75th percentile of comparable executive positions within the gaming industry. Internal equity for similarly situated executives is also a considered factor. Annual merit increases and base salary adjustments are approved by the Compensation Committee based upon recommendations by the CEO and the EVP, HR and are derived from the same annual salary adjustment policy for all employees within the Company. In February 2008, the base salary adjustment was 3%. However, due to the challenging economic environment facing the gaming industry and broader economic constraints, effective December 1, 2008, a voluntary 5% salary reduction was initiated by senior management and approved by the Compensation Committee. Approximately 25 executives, including all NEOs, accepted a 5% base salary reduction effective December 1, 2008.

Annual Incentive Plan

The 2005 Annual Incentive Plan (the “AIP”) is a cash plan directly linked to the financial performance of the Company. Each NEO had a target incentive cash award opportunity for 2008 as established by the Compensation Committee. The target incentive cash award typically ranges from 40%-131% of the NEO’s base salary amount, with the most senior NEO at the higher end of the range. The financial achievement objectives of the AIP are based upon the achievement of EBITDA goals. Target bonus is compensated at a mid-range level and is based upon the successful achievement of prescribed EBITDA. A maximum bonus level is established for superior performance. Linear measurement points are established for EBITDA attainment between graduated financial performance benchmarks to align specific financial performance levels to the corresponding bonus level. The participating executives in the LTIP were measured on a quarterly basis. James Rigot, a NEO and the General Manager of Trump Plaza, received an AIP payment of $47,741 related to the achievement of EBITDA objectives during the first quarter of fiscal 2008. No other AIP bonuses were awarded to any other NEOs in conjunction with 2008 plan performance as EBITDA objectives were not reached.

Long Term Incentive Plan

Our Long Term Incentive Plan (“LTIP”), which was approved by stockholders in 2005, is an equity compensation plan in which NEOs and other executives are awarded restricted stock grants with three year vesting for the achievement of strategic and functional measurement criteria recommended to the Compensation Committee by the CEO, EVP, HR and Chief Administrative Officer and General Counsel and reviewed, evaluated and approved by the Compensation Committee. The target values for annual LTIP awards are established based upon competitive market data and have a maximum annual restricted share grant equal to the recipient’s annual base salary plus the recipient’s annual targeted bonus or in the case of General Managers, the recipient’s annual base salary. The LTIP award is granted annually at the Compensation Committee’s first regularly scheduled meeting of each calendar year based upon the achievement of strategic objectives and as necessary from time to time during the year for the recruitment or retention of qualified executive officers or management. The LTIP was established to provide competitive compensation for new and existing employees, to further motivate them to attain exceptional performance levels and act as a retention and recruitment resource. The LTIP provides participating executives with the opportunity and incentive to perform in a manner which provides flexibility to the Company in its ability to motivate, attract and retain the services of key executives whose judgment, interest and special effort is necessary for the successful conduct of our operations. The established metrics for the 2008 LTIP were based upon strategic and financial objectives of the Company and were derived from the strategic plan approved by the Board. The strategic objectives and corresponding performance weighting were: EBITDA achievement (60%); increase in cash hotel business/cross-property play (18%); departmental consolidations (5%); margin improvement (5%); human resources/service enhancement (6%); and future development initiatives (6%). The participating executives in the LTIP were measured on a quarterly basis throughout 2008. No Long Term Incentive restricted stock grants were earned in 2008 by management or any NEO as performance targets were not reached. As described in the 2007 Compensation Discussion and Analysis, it was determined that participants in the LTIP, including our NEOs, would receive 35% of the target equity grant potential for 2007 performance awards. This award was made in 2008 based upon the performance in 2007 as reflected in the Grants of Plan-Based Awards in 2008 table below.

CEO Compensation

The Company’s current Chief Executive Officer assumed this position in July 2007, following approval by the Board of Directors, having previously held the position of Chief Operating Officer. The Compensation Committee rendered decisions for the CEO’s compensation following the methodology described above and utilizing the referenced pay components, which include fixed and variable compensation specifically enumerated in the Compensation Tables. The prior President and Chief Executive Officer resigned from his position in July 2007. The decisions regarding his compensation during his employment were determined by the Compensation Committee using the same criteria described above. Although the CEO regularly attends Compensation Committee meetings, specifically to review and discuss the performance relative to the metrics of the AIP and LTIP, the Compensation Committee in both the instance of the current and former CEO, regularly and annually evaluates the Chief Executive Officer’s performance and renders all decisions pertaining to CEO compensation. In addition to evaluating critical leadership competencies, the Compensation Committee, utilizing the various metrics described above, evaluates the Company’s performance relative to the CEO’s ability to drive effective organizational change and attain the pre-determined strategic and financial objectives of the Company.

Retirement Savings Plan

The Company does not have a pension or deferred compensation program. Rather, through our Retirement Savings Plan, which is a tax qualified 401(k) retirement savings plan (the “401(k) Plan”), we allow the opportunity for executives to provide for their own retirement. All full time employees not represented by a collective bargaining agreement are eligible to participate in the 401(k) Plan. NEOs, and all other eligible employees, are permitted to contribute up to 30% of their annual salary or the limit prescribed by the Internal Revenue Service on a before tax basis. We will match 50% of each pre-tax dollar contributed on the first 6% of pay deferred to the plan. Company matching contributions vest for all eligible employees according to this schedule:

0 – 2 years	0%
2 – 3 years	25%
3 – 4 years	50%
4 – 5 years	75%
5 years	100%

Severance Benefits

Our employment agreements with each of our NEOs contain certain provisions for severance payments and other benefits upon a termination of employment in specified circumstances, including upon a change of control of the Company. Our change of control related protections are aimed at strengthening the retention of executives, establishing standard and competitive change of control terms and promoting stability and continuity of senior management. The terms of our change of control arrangements reflect our views that (i) best practices dictate that change of control payments should only be payable following termination of an executive officer’s employment (i.e., “double-trigger” benefits), rather than solely upon the occurrence of the change of control (“single-trigger”) and (ii) the benefits payable to any executive officer should be set at that level necessary to fairly compensate the officer for income opportunities and other benefits lost in connection with a change of employment rather than to enrich the officer upon a change of control. The Company believes that the provision of severance pay to our NEOs upon a change of control aligns their interests with those of stockholders. By making severance pay available, the Company is able to mitigate executive concern over employment termination in the event of a change of control that benefits stockholders.

Perquisites

We provide NEOs with perquisites that the Company and the Compensation Committee believe are reasonable, customary and competitive in our industry and enable the Company to attract and retain superior employees in critical management roles. Perquisites include a medical expense reimbursement plan, disability and life insurance, reimbursement of travel costs and reimbursement of certain automobile expenses. As an owner and operator of full-service hotels and casinos, we are able to provide certain perquisites to our NEOs at little or no additional cost to the Company. Our NEOs received certain perquisites and other personal benefits, including complimentary food and lodging (however, no NEO individually received perquisites or other personal benefits with an aggregate value, based on the Company’s incremental cost, of $10,000 or more). We believe that the value of these benefits is reasonable and consistent with competitive practice in the gaming industry and the objectives of our compensation philosophy. The Compensation Committee reviews, evaluates and approves all substantive perquisites for NEOs. For additional information on perquisites and other benefits, please see the Summary Compensation Table below.

REPORT OF THE COMPENSATION COMMITTEE

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filings under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference in a filing.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

Compensation Committee

Edward H. D’Alelio (Chairman)

Harry C. Hagerty

Don M. Thomas

Summary Compensation Table

The following table sets forth information regarding the compensation paid to or accrued by our current Chief Executive Officer, Chief Financial Officer and our other three most highly compensated executive officers (the “NEOs”) in fiscal years 2008, 2007 and 2006. Compensation earned during one year and paid in a subsequent year is recorded under the year earned.

Name	Year	Salary (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compen- sation (3)	All Other Compen- sation (4)	Total
Mark Juliano	2008	$838,894	$1,025,527	$552,498	$—	$36,633	$2,453,552
Chief Executive Officer	2007	$800,000	$541,539	$660,559	$—	$31,407	$2,033,505
	2006	$775,000	$859,159	$660,559	$439,807	$20,255	$2,754,780
John P. Burke	2008	$301,057	$40,588	$—	$—	$31,866	$373,511
Chief Financial Officer and Corporate Treasurer	2007	$250,000	$44,518	$—	$—	$27,705	$322,223
	2006	$242,588	$27,909	$—	$23,342	$14,419	$308,258
Rosalind A. Krause	2008	$473,622	$132,966	$—	$—	$33,837	$640,425
General Manager, Trump Taj Mahal	2007	$463,500	$84,225	$—	$256,113	$20,140	$823,978
	2006	$393,739	$94,467	$—	$172,564	$11,645	$672,415
James A. Rigot	2008	$473,622	$119,402	$—	$47,741	$36,699	$677,464
General Manager, Trump Plaza	2007	$463,500	$63,061	$—	$150,000	$28,108	$704,669
	2006	$430,288	$141,704	$—	$278,364	$20,098	$870,454
Robert M. Pickus	2008	$408,734	$259,435	$—	$—	$32,037	$700,206
Chief Administrative Officer and	2007	$400,000	$267,698	$—	$—	$23,858	$691,556
General Counsel	2006	$471,482	$167,463	$—	$—	$14,672	$653,617

(1)	In connection with the Company’s effort to preserve capital to fund necessary operating and other expenditures, the Company’s twenty one highest compensated employees agreed to a voluntary 5% salary reduction effective December 1, 2008.
(2)	Represents expense for restricted stock or stock options granted under the LTIP in accordance with FAS 123(R). See Note 9 to our consolidated financial statements for the assumptions used to value such awards. We have never paid a dividend on TER Common Stock and do not anticipate paying one in the foreseeable future.
(3)	Amounts represent incentive bonuses earned under the AIP.
(4)	The table below shows the components of the amounts included in All Other Compensation for each NEO during 2008:

Name	Medical Expense Reimburse- ment Plan	Disability and Life Insurance	Employer Matching Contribution to 401(k) Savings Plan	Automobile Reimbursement Expenses	Total
Mark Juliano	$6,670	$14,694	$5,813	$9,456	$36,633
John P. Burke	5,810	19,156	6,900	—	31,866
Rosalind A. Krause	8,810	10,496	5,813	8,718	33,837
James A. Rigot	5,810	20,992	5,813	4,084	36,699
Robert M. Pickus	5,810	14,308	6,643	5,276	32,037

In addition, as an owner and operator of full-service hotels and casinos, we are able to provide certain perquisites to our NEOs, such as food and lodging, at little or no additional cost to the Company.

Grants of Plan-Based Awards in 2008

Name	Grant Date		All Other Stock Awards: Number of Shares of Stock or Units (1)	Exercise or Base Price of Option Awards (2)
Mark Juliano	1/7/2008		126,943	$3.86
Chief Executive Officer	2/27/2008	(3)	200,000	$4.11
John P. Burke	1/7/2008		8,549	$3.86
Chief Financial Officer and Corporate Treasurer
Rosalind A. Krause	1/7/2008		41,969	$3.86
General Manager, Trump Taj Mahal
James A. Rigot	1/7/2008		41,969	$3.86
General Manager, Trump Plaza
Robert M. Pickus	1/7/2008		58,031	$3.86
Chief Administrative Officer and General Counsel

(1)	Awards are granted annually at the Compensation Committee’s first regularly scheduled meeting of each calendar year based upon achievement of strategic objectives and as necessary from time to time during the year for the recruitment or retention of qualified executive officers or management, all with the approval by the Compensation Committee.
(2)	Restricted stock awards are made at the closing price on the date of the award. The restriction on such stock expires in three equal increments on each of the first, second and third anniversary of the original grant date. Such restrictions will expire immediately upon a change of control of the Company.
(3)	On February 27, 2008, the Compensation Committee of the Company’s Board of Directors increased Mr. Juliano’s annual salary for his service as Chief Executive Officer from $800,000 to $850,000 and awarded him 200,000 shares of restricted stock. The restricted stock vests in one-third increments on each of February 27, 2009, 2010 and 2011.

Section 162(m) of the Internal Revenue Code limits the amount of compensation paid to each NEO that may be deducted by the Company to $1,000,000 in any year. There is an exception to the $1,000,000 limitation for performance-based compensation that meets certain requirements. Based on the regulations issued by the Internal Revenue Service, we have taken the necessary actions to ensure the deductibility of payments under our annual cash bonuses, equity-based compensation awards and long-term incentive compensation awards.

Outstanding Equity Awards At Year End (1)

The following table shows outstanding equity awards to the NEOs of our Company at December 31, 2008.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Award Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Mark Juliano	100,000	200,000	$17.75	10/6/2015	5/21/2007	21,138	$3,593
Chief Executive Officer					1/7/2008	126,943	$21,580
					2/27/2008	200,000	$34,000
John P. Burke	—	—	$—	—	1/1/2006	825	$140
Chief Financial Officer and					1/15/2007	1,880	$320
Corporate Treasurer					1/7/2008	8,549	$1,453
Rosalind A. Krause	—	—	$—	—	1/15/2007	2,706	$460
General Manager, Trump Taj Mahal					1/7/2008	41,969	$7,135
James A. Rigot	—	—	$—	—	1/7/2008	41,969	$7,135
General Manager, Trump Plaza
Robert M. Pickus	—	—	$—	—	1/1/2006	4,951	$842
Chief Administrative Officer and					1/15/2007	11,317	$1,924
General Counsel					1/7/2008	58,031	$9,865

(1)	Grants of restricted stock awarded to executive officers are pursuant to the terms of a Restricted Stock Award Agreement approved by the Compensation Committee, which agreement provides that the restriction on such stock expires in three equal increments on each of the first, second and third anniversary of the original grant date. Such restrictions will expire immediately upon a change of control of the Company.

Option Exercises and Stock Vested

The following table shows option exercises and restricted stock awards which vested during the year ended December 31, 2008 for the NEOs of our Company.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Received on Vesting ($)
Mark Juliano Chief Executive Officer	40,569	$73,768
John P. Burke Chief Financial Officer and Corporate Treasurer	1,765	$6,722
Rosalind A. Krause General Manager, Trump Taj Mahal	4,688	$8,617
James A. Rigot General Manager, Trump Plaza	5,000	$6,100
Robert M. Pickus Chief Administrative Officer and General Counsel	10,609	$40,398

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We have entered into employment and severance agreements with each of the NEOs that require us to make payments and provide various benefits to the executives in the event of a NEO’s termination, including following a change of control. The terms of the agreements and the estimated value of the payments and benefits due to the NEOs pursuant to their agreements under various termination events are detailed below. Certain capitalized terms used below in this section are as defined in the respective employment and severance agreements.

Mark B. Juliano. Pursuant to Mr. Juliano’s employment agreement, if Mr. Juliano’s employment is terminated by the Company Without Cause or by Mr. Juliano with Good Reason, Mr. Juliano will be entitled to (i) receive over a period of fifty-two (52) weeks, payment of (A) Salary Continuation, plus paid time off earned and unused through the termination date and (B) a pro rata bonus for the then current year based on the performance of the Company, paid in the following year when bonuses are normally distributed, (ii) health and dental participation, but not eligibility for the Company’s Long Term Disability Plan, if any, (iii) at the Company’s expense, executive outplacement services as currently provided to terminated executives at his grade level, and (iv) the ability to exercise, for a period of one year, all vested option grants (and those that become vested) during the Salary Continuation Period. If any such payments are subject to income, excise or similar tax, Mr. Juliano will be entitled to receive an additional amount such that, after the satisfaction of all tax obligations imposed on such payments, Mr. Juliano is made whole for such taxes.

If the Company terminates the agreement for cause or Mr. Juliano resigns or retires, Mr. Juliano will receive any accrued based salary and vacation through the termination date.

If Mr. Juliano’s employment is terminated for death or disability, Mr. Juliano (or his estate) will receive (i) any accrued base salary and vacation through the termination date and (ii) a pro rata bonus for the year of termination, provided that in the event of termination upon disability, base salary payments will be offset by disability payments.

If Mr. Juliano’s employment is terminated following a Change of Control in TER, Mr. Juliano will receive, subject to his execution of a release, a lump sum payment in cash within thirty (30) days of the Separation Date equal to two times the sum of Mr. Juliano’s Annual Base Salary and the Target Bonus, if any. In addition, if Mr. Juliano is terminated following a Change of Control, all equity stock awards will immediately vest.

The following is a summary of the payments that may be due to Mr. Juliano upon termination, including following a Change of Control, assuming such termination was effective December 31, 2008:

As of December 31, 2008	Death or Disability	Voluntary Termination and Retirement	For Cause/Without Good Reason By NEO	Not for Cause by Company/Good Reason By NEO	Change of Control
Mark Juliano
Chief Executive Officer
Cash Severance - Base Salary	$—	$—	$—	$838,894	$1,677,788
Incentive Compensation	—	—	—	—	—
Restricted Stock (a)	—	—	—	59,173	59,173
Stock Options (a)	—	—	—	—	—
Accrued Vacation Pay (b)	62,115	62,115	62,115	62,115	62,115
Benefits Continuation	23,400	23,400	—	23,400	23,400

(a)	Upon (i) death or disability, (ii) termination not for cause by the Company/good reason by NEO, or (iii) termination following a Change of Control, restrictions on restricted stock awards lapse and outstanding stock options become exercisable.
(b)	Amounts represent earned and unpaid vacation at December 31, 2008.

Other NEOs. Messrs Burke, Pickus and Rigot and Ms. Krause have employment agreements with the Company that require us to make payments and provide benefits in the event of the executive’s termination for various reasons.

If the NEO’s employment is terminated for death or disability, the NEO (or his or her estate) will receive (i) any accrued base salary and vacation through the termination date and (ii) a pro rata bonus for the year of termination.

If the NEO’s employment is terminated for Cause or Without Good Reason (including voluntary termination or retirement), the NEO shall receive his accrued base salary and vacation through the termination date.

If the NEO’s employment is terminated by the Company without Cause or by the NEO with Good Reason, the NEO will be entitled to (i) receive over a period of fifty-two (52) weeks, payment of (A) Salary Continuation, plus paid time off earned and unused through the Separation Date and (B) a pro rata bonus for the then current year based on the performance of the Company, paid in the following year when bonuses are normally distributed, (ii) health and dental participation, but not eligibility for the Company’s Long Term Disability Plan, if any, (iii) at the Company’s expense, executive outplacement services being provided at that time to terminated executives at his grade level, and (iv) the ability to exercise, for a period of one year, all vested option grants (and those that become vested) during the Salary Continuation Period. If any such payments are subject to income, excise or similar tax, the NEO will be entitled to receive an additional amount such that, after the satisfaction of all tax obligations imposed on such payments, the NEO is made whole for such taxes.

If the NEO is terminated following a Change of Control, the NEO will receive, subject to his execution of release, a lump sum payment in cash within thirty (30) days of the Separation Date, equal to two times the sum of the NEO’s Annual Base Salary and the Bonus for the prior fiscal year, provided that the lump sum payment will not be paid to the NEO if the change of control involves the acquisition of the Company by Mr. Trump and the NEO’s employment continues for at least six (6) months following such acquisition. In addition, if the NEO is terminated following a Change of Control, all restrictions on stock awards will immediately be lifted.

As of December 31, 2008	Death or Disability	Voluntary Termination and Retirement	For Cause/Without Good Reason By NEO	Not for Cause by Company/Good Reason By NEO	Change of Control
John P. Burke
Chief Financial Officer
Cash Severance - Base Salary	$—	$—	$—	$301,057	$602,114
Incentive Compensation	—	—	—	—	—
Restricted Stock (a)	—	—	—	1,913	1,913
Accrued Vacation Pay (b)	23,019	23,019	23,019	23,019	23,019
Benefits Continuation	17,200	17,200	—	17,200	17,200
Robert M. Pickus
Chief Administrative Officer and General Counsel
Cash Severance - Base Salary	$—	$—	$—	$408,734	$817,468
Incentive Compensation	—	—	—	—	—
Restricted Stock (a)	—	—	—	12,631	12,631
Accrued Vacation Pay (b)	12,043	12,043	12,043	12,043	12,043
Benefits Continuation	23,400	23,400	—	23,400	23,400
James A. Rigot
General Manager, Trump Plaza
Cash Severance - Base Salary	$—	$—	$—	$473,622	$947,244
Incentive Compensation (c)	—	—	—	—	95,482
Restricted Stock (a)	—	—	—	7,135	7,135
Accrued Vacation Pay (b)	43,609	43,609	43,609	43,609	43,609
Benefits Continuation	17,200	17,200	—	17,200	17,200
Rosalind A. Krause
General Manager, Trump Taj Mahal
Cash Severance - Base Salary	$—	$—	$—	$473,622	$947,244
Incentive Compensation	—	—	—	—	—
Restricted Stock (a)	—	—	—	7,595	7,595
Accrued Vacation Pay (b)	19,188	19,188	19,188	19,188	19,188
Benefits Continuation	23,400	23,400	—	23,400	23,400

(a)	Upon (i) death or disability, (ii) not for cause by Company/good reason by NEO, or (iii) a change of control, restrictions on restricted stock awards lapse.
(b)	Amounts represent earned and unpaid vacation at December 31, 2008.
(c)	Incentive compensation represents amounts earned under our AIP.

The amounts shown in the tables above assume that such termination was effective as of December 31, 2008, and thus include amounts earned through such time. The amounts listed in the table above are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Compensation of Directors

Mr. Trump received no remuneration for serving as the Chairman of our Board during the fiscal year ended December 31, 2008. Members of our Board who are also employees or consultants of our company and its affiliates receive no directors’ fees. During 2008, our non-employee directors received an annual retainer of $150,000, 5,000 shares of restricted stock and reasonable and accountable out-of-pocket expenses incurred in connection with attending Board and committee meetings. Our Board has established a policy that non-employee directors will receive 5,000 shares of restricted stock each May 1st beginning in 2006. In addition, the Chairman of the Audit Committee receives an additional $50,000 and the Chairman of each of the Corporate Governance and Nominating Committee and the Compensation Committee receives an additional $25,000 per year. Each member of the Audit Committee and Compensation Committee, other than their respective Chairmen, receives an additional $5,000 per year. Our Lead Director is paid an additional $35,000 annually.

Name	Year	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Mark Juliano	2008	$—	$—	$—
Donald J. Trump (3)	2008	—	—	—
Edward H. D’Alelio (4)	2008	160,000	25,196	185,196
James J. Florio (5)	2008	175,000	25,196	200,196
Cezar M. Froelich (6)	2008	25,000	13,225	38,225
Harry C. Hagerty (7)	2008	155,000	20,211	175,211
Morton E. Handel (8)	2008	210,000	20,400	230,400
Michael A. Kramer (9)	2008	200,000	25,196	225,196
Don M. Thomas (10)	2008	160,000	25,196	185,196
Ivanka M. Trump (11)	2008	150,000	35,310	185,310

(1)	Fees earned or paid in cash represent $150,000 annual retainer paid to directors plus lead director, committee chairmen and committee member fees paid to independent directors.
(2)	Represents expense in accordance with FAS 123(R) of annual restricted stock granted under the LTIP. On May 1, 2008, each independent director received 5,000 shares of restricted stock with restrictions lapsing in two equal installments on the following November 1, and May 1. On June 18, 2008, Mr. Hagerty received 10,000 shares of restricted stock with restrictions lapsing in two equal installments on the following December 18 and June 18. Additionally, restrictions on 2,500 shares of restricted stock granted to the independent directors during 2007 lapsed May 1, 2008.
(3)	Our fee and reimbursement arrangements with Mr. Trump are described below. See “Certain Relationships and Related Transactions – Agreements with Donald J. Trump.” Mr. Trump resigned as a director effective February 13, 2009.
(4)	Mr. D’Alelio serves on the Compensation Committee and the Special Committee. Mr. D’Alelio has served as Chairman of the Compensation Committee since November 2008. Mr. D’Alelio is also our Lead Director.
(5)	Mr. Florio serves on and is the Chairman of the Corporate Governance and Nominating Committee. Mr. Florio also serves on the Special Committee.
(6)	Mr. Froelich resigned as a director effective July 2, 2008. Mr. Froelich previously served on the Corporate Governance and Nominating Committee.
(7)	Mr. Hagerty has served on our Board and on the Audit Committee since May 2008. Since November 2008, Mr. Hagerty has served on the Compensation Committee and Special Committee.
(8)	Mr. Handel resigned as a director effective November 6, 2008. Mr. Handel previously served on and as the Chairman of the Compensation Committee.
(9)	Mr. Kramer serves on and is the Chairman of the Audit Committee and the Special Committee.

(10)	Mr. Thomas serves on the Audit Committee, Compensation Committee, the Corporate Governance and Nominating Committee and the Special Committee.
(11)	Ms. Trump resigned a director effective February 13, 2009. Ms. Trump previously served on the Corporate Governance and Nominating Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of TER Common Stock and class B common stock as of the close of business on March 13, 2009 by (i) each executive officer named in the Summary Compensation Table under “Executive Compensation,” (ii) each director, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and (iv) all of our executive officers and directors as a group. In the case of persons other than our executive officers and directors, such information is based solely upon a review of the latest Schedules 13D or 13G, as may be amended, or Section 16 reports which have been filed by such persons with the SEC. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares listed as owned by such person. Unless otherwise noted, the address for each reporting person below is c/o Trump Entertainment Resorts, Inc., 15 South Pennsylvania Avenue, Atlantic City, New Jersey 08401.

Insider Trading Policy. Pursuant to our Policy on Insider Trading and Communications with the Public, generally, our directors, executive officers and certain designated employees are prohibited from trading in TER’s securities during quarterly “black out periods” beginning two weeks before the end of the last month of the fiscal quarter, or two weeks before the end of the fiscal year, and ending two full trading days after the filing of our quarterly report on Form 10-Q or annual report on Form 10-K, as the case may be, with the SEC, or during other periods as established by us from time to time in light of certain corporate developments.

	Common Stock			Class B Common Stock
Name of Beneficial Owner	Number of Shares		Percent of Class (1)	Number of Shares		Percent of Class
Mark Juliano (Chief Executive Officer and Director)	429,482	(2)	1.4%	—		—
John P. Burke (Chief Financial Officer and Corporate Treasurer)	11,727	(3)	*	—		—
Rosalind A. Krause (General Manager, Trump Taj Mahal)	47,833	(4)	*
James A. Rigot (General Manager, Trump Plaza)	42,409	(5)	*	—		—
Robert M. Pickus (Chief Administrative Officer and General Counsel)	73,634	(6)	*	—		—
Edward H. D’Alelio (Director)	37,000	(7)	*	—		—
James J. Florio (Director)	26,000	(8)	*	—		—
Harry C. Hagerty (Director)	10,000	(9)	*	—		—
Michael A. Kramer (Director)	25,000	(10)	*	—		—
Don M. Thomas (Director)	22,780	(11)	*	—		—
Donald J. Trump	2,745,758	(12)	8.3%	—	(12)	—
Morgan Stanley & Co. Incorporated	5,552,248	(13)	17.5%	—		—
Franklin Mutual Advisers, LLC	3,512,532	(14)	11.1%	—		—
Sam Chang	2,330,000	(15)	7.4%	—		—
All Executive Officers and Directors As a Group (15 persons)	744,924	(16)	2.4%	—		—

*	Represents less than 1%.

(1)	Based on 31,713,376 shares of Common Stock, issued and outstanding as of the close of business on March 13, 2009. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.
(2)	Consists of (i) 90,381 shares of Common Stock, 239,101 shares of restricted Common Stock and 100,000 exercisable stock options with an exercise price of $17.75.
(3)	Consists of 5,064 shares of Common Stock, 6,640 shares of restricted Common Stock and 23 shares of Common Stock owned by Mr. Burke’s wife, of which Mr. Burke disclaims beneficial interest.
(4)	Consists of 18,500 shares of Common Stock and 29,333 shares of restricted Common Stock.
(5)	Consists of 14,429 shares of Common Stock and 27,980 shares of restricted Common Stock.
(6)	Consists of 29,288 shares of Common Stock and 44,346 shares of restricted Common Stock.
(7)	Consists of 34,500 shares of Common Stock and 2,500 shares of restricted Common Stock.
(8)	Consists of 23,500 shares of Common Stock and 2,500 shares of restricted Common Stock.
(9)	Consists of 5,000 shares of Common Stock and 5,000 shares of restricted Common Stock.
(10)	Consists of 22,500 shares of Common Stock and 2,500 shares of restricted Common Stock.
(11)	Consists of 20,280 shares of Common Stock and 2,500 shares of restricted Common Stock.
(12)	Based upon a Schedule 13D/A, dated February 13, 2009 and a Form 4 dated March 5, 2009, each filed by Mr. Trump with the SEC. Address of principal executive office listed as 725 Fifth Avenue, New York, NY 10022. Consists of (i) 1,297,645 shares of Common Stock held directly by Mr. Trump, (ii) 1,446,706 shares of Common Stock issuable upon the exercise of a warrant for a purchase price of $21.90 per share until May 20, 2015 (the “DJT Warrant”) and (iii) 1,407 shares of Common Stock issuable upon the exchange of Class A Partnership Interests in TER Holdings held by Ace Entertainment Holdings Inc. By letter dated February 13, 2009, Donald J. Trump notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Partnership Agreement or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest. Pursuant to the terms of the Partnership Agreement, the prior written consent of TER, as the general partner of TER Holdings, is required for a limited partner to withdraw. TER has not consented to a withdrawal by Mr. Trump from TER Holdings. Accordingly, TER reserves all rights and remedies against Mr. Trump with respect to his purported abandonment of his limited partnership interest. The 900 shares of TER class B common stock issued and outstanding were owned by Mr. Trump. The 900 shares of class B common stock had the voting equivalency of 9,377,484 shares of TER Common Stock and represented the shares of TER Common Stock issuable upon exchange of Mr. Trump’s limited partnership interest in TER Holdings pursuant to the Third Amended and Restated Exchange and Registration Rights Agreement among TER, TER Holdings, Mr. Trump and Trump Casinos, Inc.
(13)	Based upon a Schedule 13F, dated September 30, 2008 filed by Morgan Stanley & Co. Incorporated (“MS&Co.”) with the SEC. Address of principal executive office listed as 1585 Broadway, New York, New York 10036. Pursuant to a letter agreement dated May 20, 2005 between us and MS&Co., MS&Co. has agreed to vote all of the shares of our Common Stock that it beneficially owns in excess of 9.9% of our outstanding Common Stock in proportion to all votes cast by our other stockholders (excluding all shares of our Common Stock beneficially owned by MS&Co. and all shares of our Common Stock and of our class B common stock).
(14)	Based upon a Schedule 13G, dated December 31, 2008, filed by Franklin Mutual Advisers with the SEC. Address of principal executive office listed as 101 John F. Kennedy Parkway, Short Hills, New Jersey 07078.
(15)	Based upon a Schedule 13G, dated February 1, 2008, filed with the SEC by Mr. Chang. Address of principal executive office listed as 420 Great Neck Road, Great Neck, NY 11021.
(16)	Consists of 371,920 shares of restricted Common Stock, 273,004 shares of Common Stock and 100,000 exercisable stock options with an exercise price of $17.75.

Item 13.	Certain Relationships and Related Transactions

Described below are transactions, or series of similar transactions, since the beginning of our 2008 fiscal year, or any currently proposed transaction or similar transactions, to which we (or any of our subsidiaries) were or are to be a party, in which the amount exceeds $60,000 and in which any of our directors, executive officers, security holders who beneficially own more than 5% of our voting securities, and any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest. The Board of Directors has adopted a policy entitled “Policy for the Review, Approval or Ratification of Transactions with Related Persons.” In considering the approval or ratification of a related person transaction, the policy requires the Board to determine that it is fair and reasonable to the Company and, if Mr. Trump is the related person, that it is on terms not materially less favorable to the Company than those that would have been obtained in a comparable transaction with an unrelated third party.

Agreements with Donald J. Trump

Services Agreement. On May 20, 2005, we entered into a services agreement with Mr. Trump whereby Mr. Trump agreed to provide certain services as specified therein. The initial term of the services agreement was three years, with an automatically renewing three-year rolling term. Payments under the services agreement was $2,000,000 during each of the years ended December 31, 2008 and 2007, and $1,878,000 during the year ended December 31, 2006.

Trademark License Agreement and Trademark Security Agreement. Under a trademark license agreement, dated as May 20, 2005, we have a perpetual, exclusive and royalty-free license to use Mr. Trump’s name and likeness in connection with our casino and gaming activities, subject to certain terms and conditions. Mr. Trump’s obligations under the trademark license agreement are secured by an amended and restated trademark security agreement, pursuant to which Mr. Trump has granted us a first priority security interest in the licensed marks in connection with casino services and gaming activities, subject to certain terms and conditions.

If the services agreement is terminated by us other than for “cause” or if it is terminated by Mr. Trump for “good reason,” (in each case other than as a result of Mr. Trump’s death or permanent disability) or we do not offer terms to Mr. Trump pursuant to a new services agreement at least as favorable to Mr. Trump as his existing services agreement, then we will have the option to convert the trademark license into a royalty-bearing license with a ten-year term. In such case, for each of our properties using the licensed marks or Mr. Trump’s likeness, Mr. Trump will be entitled to an annual royalty, payable quarterly in the amount of (i) $500,000 for each of our properties with an annual EBITDA (as defined in the services agreement) of at least $25 million or (ii) $100,000 for each of our properties with an annual EBITDA of less than $25 million, provided that aggregate royalties will not exceed $5 million a year.

Debt Guarantee. Under an agreement between Mr. Trump and U.S. Bank National Association, the Trustee for our $1,250,000,000 of 8  1/2% Senior Secured Notes Due 2015, Mr. Trump has provided a guarantee of up to $250,000,000 of such notes under certain terms and conditions.

TER Holdings’ Partnership Agreement, DJT Investment Agreement and Exchange Rights Agreement. The Partnership Agreement of TER Holdings contains provisions regarding the management of TER Holdings, the transferability of interests, additional capital contributions and distribution and allocation of profits and interests, among other provisions. On May 20, 2005, we entered into an amended and restated investment agreement with Mr. Trump, pursuant to which Mr. Trump made a $55 million cash equity investment in TER Holdings and contributed to TER Holdings his approximately $16.4 million aggregate principal face amount of 17.625% Second Priority Notes due 2010 of Trump Casino Holdings, LLC (including interest accrued thereon) in exchange for an approximately 23.5% limited partnership interests in TER Holdings. On May 20, 2005, Mr. Trump and certain of his controlled affiliates entered into a third amended and restated exchange rights agreement with us, which allows Mr. Trump and his controlled affiliates to exchange their limited partnership interests in TER Holdings for 9,377,484 shares of TER Common Stock, subject to certain terms and conditions.

By letter dated February 13, 2009, Donald J. Trump notified TER that he had abandoned any and all of his 23.5% direct limited partnership interest in TER Holdings and relinquished any and all rights under the Partnership Agreement or otherwise with respect to TER Holdings and Mr. Trump’s limited partnership interest. Pursuant to the terms of the Partnership Agreement, the prior written consent of TER, as the general partner of TER Holdings, is required for a limited partner to withdraw. TER has not consented to a withdrawal by Mr. Trump from TER Holdings. Accordingly, TER reserves all rights and remedies against Mr. Trump with respect to his purported abandonment of his limited partnership interest.

Right of First Offer Agreement. On May 20, 2005, we entered into a Right of First Offer Agreement (“ROFO Agreement”), as amended, with Trump Organization LLC, Mr. Trump’s private real estate organization, granting Trump Organization, LLC a three-year, right of first offer to serve as development manager, project manager, construction manager and/or general contractor with respect to construction and development projects with an initial budget of at least $35,000,000, for casinos, casino hotels and related hospitality lodging to be performed by third parties on our existing and future properties (“Project”), subject to certain terms and conditions. If Trump Organization LLC does not exercise its right of first offer within thirty days after receiving a notice from us, then we may engage any party to perform such services upon any terms, subject to certain limitations. The agreement sets forth the terms, conditions and parameters for the negotiations of the terms of any services to be provided by Trump Organization, LLC under the agreement. During September 2006, we amended the ROFO Agreement with Trump Organization, LLC to provide that so long as Trump Organization LLC does not exercise the rights originally granted under the ROFO Agreement, it would be paid a monthly retainer to provide cost saving services for any Project and would receive a percentage of any cost savings realized through its efforts. Trump Organization LLC did not exercise its rights under the ROFO Agreement with respect to the Chairman Tower recently constructed at the Trump Taj Mahal, but provided cost savings services with respect thereto. Under the terms of the amendment to the ROFO Agreement, we paid $379,000 including minimum monthly fees of $250,000 and cost saving commissions of $129,000 to Trump Organization LLC during the year ended December 31, 2008 and $1,870,000 including minimum monthly fees of $600,000 and cost saving commissions of $1,270,000 to Trump Organization LLC during the year ended December 31, 2007. The ROFO Agreement expired during May 2008.

Voting Agreement. We have a voting agreement with Mr. Trump with respect to the composition of, and nominations of Directors to, our Board.

Use of Trump’s Facilities and Other Transactions. In the normal course of business, we engage in various transactions with other entities owned by Mr. Trump, including $78,000 for leasing certain office space in Trump Tower in Manhattan, $17,000 for the periodic use of Mr. Trump’s airplane and golf-courses to entertain high-end customers and $336,000 for costs to pilot Mr. Trump’s airplane. Additionally, in the ordinary course of business, we purchased $653,000 of Trump labeled merchandise, including $498,000 for Trump Ice bottled water served to our customers, from third party vendors. While we do not directly pay royalties on such merchandise to Mr. Trump, he may be entitled to royalties from these third party vendors. During 2007, TER entered into an understanding with Mr. Trump pursuant to which and for no cash consideration, Mr. Trump would make available certain mailing lists or databases developed through his other business activities for TER to make various offers to individuals on such lists in order to provide an incentive to visit a TER property.

All related person transactions involving Mr. Trump have been reviewed and approved by the Class A Directors.

Other Relationships

Mrs. Loretta I. Pickus is employed by TER Holdings as a Vice President of Legal Affairs pursuant to an employment agreement, dated as of January 1, 2007. Mrs. Pickus is the wife of Robert M. Pickus, our Chief Administrative Officer and General Counsel. Mrs. Pickus is currently paid an annual base salary of $191,000 and receives insurance coverage and certain other employee benefits that are also provided to similarly situated executives of the TER Holdings.

From time to time, certain relatives of our officers hold part-time or seasonal positions at one or more of our properties.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for audit and other services provided by Ernst & Young LLP during 2007 and 2008:

	Year Ended December 31,
	2007	2008
Audit Fees (1)	$1,230,000	$1,527,000
Audit-Related Fees (2)	37,000	62,000
Tax Fees (3)	749,000	523,000
All Other Fees	—	—

	$2,016,000	$2,112,000

(1)	Consists of professional services rendered in connection with the audit of our financial statements and quarterly reviews for the most recent fiscal year and the issuance of consents for filings with the SEC.
(2)	Includes services rendered in connection with the audit of our employee benefit plan. The year ended December 31, 2008 also includes certain agreed upon procedures performed relating to the construction of the Chairman Tower.
(3)	Includes $385,000 and $172,000 of tax consulting services for the years ended December 31, 2007 and 2008, respectively.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors

The Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one (1) year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the Audit Committee has received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service and has pre-approved all such services. The Audit Committee may delegate pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must be communicated to the Audit Committee at or before the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2008.

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

Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on May 26, 2005

3.4	+ Restated Certificate of Incorporation of Trump Entertainment Resorts Funding, Inc.	—

4.1

Indenture, dated as of May 20, 2005, by and among Trump Entertainment Resorts Holdings, L.P. and Trump Entertainment Resorts Funding, Inc., as issuers, the guarantors named therein, and U.S. Bank National Association, as indenture trustee.

Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2005

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.1	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to Current Report on Form 8-K, filed on November 9, 2005

10.2	*Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan.	Filed as Annex A to our Definitive Proxy Statement filed on September 9, 2005

10.3	Amended and Restated Investment Agreement, dated as of May 20, 2005, by and among Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on May 26, 2005

10.4

Third Amended and Restated Exchange and Registration Rights Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P., Donald J. Trump and Trump Casinos, Inc.

Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on May 26, 2005

10.5	Services Agreement, dated as of May 20, 2005, by and among Donald J. Trump, Trump Entertainment Resorts, Inc. and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.6 to our Current Report on Form 8-K filed on May 26, 2005

10.6

Amended and Restated Trademark License Agreement, dated as of May 20, 2005, by and among Donald J. Trump, Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., Trump Taj Mahal Associates, LLC, Trump Plaza Associates, LLC, Trump Marina Associates, LLC and Trump Indiana, Inc.

Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on May 26, 2005

10.7	Amended and Restated Trademark Security Agreement, dated as of May 20, 2005, between Donald J. Trump and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on May 26, 2005

10.8	Right of First Offer Agreement, dated as of May 20, 2005 (the “ROFO Agreement”), by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Organization LLC.	Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on May 26, 2005

10.9	Amendment, dated September 22, 2006, to the ROFO Agreement, by and among Trump Entertainment Resorts, Inc., Trump Entertainment Resorts Holdings, L.P. and Trump Organization LLC.	Filed as Exhibit 10.9 to our Current Report on Form 8-K filed on September 22, 2006

10.10	Voting Agreement, dated as of May 20, 2005, by and between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.10 to our Current Report on Form 8-K filed on May 26, 2005

10.11	DJT Warrant Agreement, dated as of May 20, 2005, between Trump Entertainment Resorts, Inc. and Donald J. Trump.	Filed as Exhibit 10.11 to our Current Report on Form 8-K filed on May 26, 2005

10.12	Registration Rights Agreement, dated as of May 20, 2005, of Trump Entertainment Resorts, Inc.	Filed as Exhibit 10.15 to our Current Report on Form 8-K filed on May 26, 2005

10.13

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Donald J. Trump.

Filed as Exhibit 10.17 to our Current Report on Form 8-K filed on May 26, 2005

10.14

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and Wallace B. Askins.

Filed as Exhibit 10.18 to our Current Report on Form 8-K filed on May 26, 2005

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.15

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

10.18

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

10.21

Indemnity Agreement, dated as of May 20, 2005, by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC, Trump Indiana, Inc. and James B. Perry.

Filed as Exhibit 10.25 to our Current Report on Form 8-K filed on May 26, 2005

10.22	Indemnity Agreement among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC and Ivanka M. Trump	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 1, 2007

10.23	Indemnity Agreement by and among Trump Entertainment Resorts, Inc., Trump Plaza Associates, LLC, Trump Taj Mahal Associates, LLC, Trump Marina Associates, LLC and Harry C. Hagerty.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2008

10.24	Settlement Agreement, dated March 23, 2005, between the Indiana Department of Revenue and Trump Indiana, Inc.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

10.25

Second Amended and Restated Casino Services Agreement, dated January 1, 1998, among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P., Trump Indiana, Inc. and Trump Casino Services, LLC

Filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2003

10.26	*Employment Agreement, dated September 22, 2006, of John P. Burke	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 22, 2006

10.27	*Employment Agreement, dated September 22, 2006, of Joseph A. Fusco	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 22, 2006

10.28	*Employment Agreement, dated September 22, 2006, of Craig D. Keyser	Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on September 22, 2006

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.29	*Employment Agreement, dated September 22, 2006, of Robert M. Pickus	Filed as Exhibit 10.7 to our Current Report on Form 8-K filed on September 22, 2006

10.30	*Employment Agreement, dated September 22, 2006, of Richard M. Santoro	Filed as Exhibit 10.8 to our Current Report on Form 8-K filed on September 22, 2006

10.31	*Employment Agreement, dated September 7, 2006, of Eric Hausler	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2006

10.32	*Employment Agreement, dated September 14, 2005, of Rosalind Krause	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 23, 2005

10.33	*Employment Agreement, dated September 12, 2005, of James Rigot	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2005

10.34	*Employment Agreement, dated July 19, 2005, of Mark Juliano	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2005

10.35	Investment Agreement, dated January 25, 2005, by and between Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 31, 2005

10.36	Stock Purchase Agreement, dated as of November 3, 2005, by and among The Majestic Star Casino, LLC, Indiana Limited Liability Company, and Trump Entertainment Resorts Holdings, L.P.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 3, 2005

10.37	Form of Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan Restricted Stock Award Agreement for Directors	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

10.38	Form of Trump Entertainment Resorts, Inc. 2005 Incentive Award Plan Restricted Stock Award Agreement for Employees	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

10.39	Stipulation of Settlement between Taj Mahal Associates, LLC, Trump Plaza Associates, LLC, Trump Marina Associates, LLC and the City of Atlantic City	Filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on November 9, 2007

10.40

Credit Agreement, dated as of December 21, 2007, among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc. and the other guarantors party thereto, as guarantors, the initial lenders party thereto, and Beal Bank, as administrative agent and collateral agent

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 27, 2007

10.41

First Amendment to Credit Agreement, effective December 21, 2007, to the Credit Agreement among Trump Entertainment Resorts Holdings, L.P., as borrower, Trump Entertainment Resorts, Inc. and the other guarantors party thereto, as guarantors, the initial lenders party thereto, and Beal Bank, as administrative agent and collateral agent dated December 21, 2007

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 12, 2008

10.42

Asset Purchase Agreement, dated as of May 28, 2008, by and among Trump Marina Associates, LLC, Coastal Marina LLC, and, with respect to certain sections thereof, Coastal Development LLC and Trump Entertainment Resorts, Inc.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2008

10.43

Second Amendment to Credit Agreement, dated as of May 29, 2008, among Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Beal Bank, as collateral agent and administrative agent.

Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on June 2, 2008

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
10.44

Letter Agreement related to Second Amendment to Credit Agreement dated as of May 29, 2008, among Trump Entertainment Resorts Holdings, L.P. (the “Borrower”), Trump Entertainment Resorts, Inc., the Subsidiary Guarantors, the Lenders and Beal Bank as the Collateral Agent and the Administrative Agent (the “Second Amendment”).

Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 8, 2008

10.45	First Amendment to Asset Purchase Agreement, dated as of October 28, 2008, by and among Trump Marina Associates, LLC, Trump Entertainment Resorts, Inc., Coastal Marina LLC and Coastal Development LLC.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 30, 2008

10.46

Third Amendment to Credit Agreement, dated as of November 5, 2008, among Trump Entertainment Resorts Holdings, L.P., Trump Entertainment Resorts, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Beal Bank, as collateral agent and administrative agent.

Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2008

21.1	+ List of Subsidiaries of Trump Entertainment Resorts, Inc.	—

23	+ Consent of Independent Registered Public Accounting Firm	—

24	+ Powers of Attorney of directors	—

31.1	+ Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.2	+ Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.3	+ Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.4	+ Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.5	+ Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.6	+ Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

32.1	+ Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Incorporated by Reference
32.2	+ Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.3	+ Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.4	+ Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.5	+ Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	+ Certification of the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

99.1	+ Description of Certain Governmental and Gaming Regulations	—

*	Management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, each of the Registrants has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March 2009.

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

Signature	Title	Date

/S/ MARK JULIANO Mark Juliano	Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/S/ JOHN P. BURKE John P. Burke	Chief Financial Officer and Executive Vice President and Corporate Treasurer (Principal Financial and Accounting Officer)	March 16, 2009

* Edward H. D’Alelio	Director	March 16, 2009

* James J. Florio	Director	March 16, 2009

* Harry C. Hagerty	Director	March 16, 2009

* Michael A. Kramer	Director	March 16, 2009

* Don M. Thomas	Director	March 16, 2009

*	John P. Burke, by signing his name hereto, does sign this document on behalf of the above-named individuals, pursuant to the powers of attorney duly executed by such individuals, which have been filed as an exhibit to this Report.

/s/ JOHN P. BURKE
John P. Burke Attorney-in-Fact