Form 10-Q
period 2009-06-30
TRUMP ENTERTAINMENT RESORTS HOLDINGS LP; TRUMP ENTERTAINMENT RESORTS FUNDING INC; TRUMP ENTERTAINMENT RESORTS, INC.
filed 2009-08-10
CIK 943322, 943323, 943320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

TRUMP ENTERTAINMENT RESORTS, INC.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	1-13794	13-3818402
Delaware	33-90786	13-3818407
Delaware	33-90786-01	13-3818405
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

15 South Pennsylvania Avenue

Atlantic City, New Jersey 08401

(609) 449-5866

(Address, including zip code, and telephone number, including area code, of principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Trump Entertainment Resorts, Inc.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Trump Entertainment Resorts Holdings, L.P.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Trump Entertainment Resorts Funding, Inc.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 10, 2009, there were 31,715,876 shares of common stock and 900 shares of class B common stock of Trump Entertainment Resorts, Inc. outstanding. As of August 10, 2009, there were 100 shares of common stock of Trump Entertainment Resorts Funding, Inc. outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$65,394	$86,183
Accounts receivable, net	38,350	38,579
Accounts receivable, other	5,281	5,162
Property taxes receivable	3,883	3,983
Inventories	5,466	5,938
Deferred income taxes	13,809	13,809
Prepaid expenses and other current assets	23,990	16,863

Total current assets	156,173	170,517

Net property and equipment	1,150,328	1,707,403

Other assets:
Restricted cash	2,607	2,807
Trademarks	32,712	53,212
Intangible assets, net	2,905	3,408
Deferred financing costs, net	—	14,902
Property taxes receivable	12,275	15,760
Other assets, net	75,390	79,370

Total other assets	125,889	169,459

Total assets	$1,432,390	$2,047,379

Current liabilities:
Current maturities of long-term debt, subject to compromise	$1,735,262	$1,737,726
Current maturities of long-term debt	196	200
Accounts payable	31,468	36,714
Accrued payroll and related expenses	26,791	22,856
Income taxes payable	8,348	8,248
Partnership distribution payable	430	—
Accrued interest payable	10,141	8,991
Accrued interest payable, subject to compromise	118,079	62,459
Self-insurance reserves	16,022	14,234
Other current liabilities	32,664	47,877

Total current liabilities	1,979,401	1,939,305

Long-term debt, net of current maturities	5,823	5,924
Deferred income taxes	59,039	67,363
Other long-term liabilities	26,735	27,083

(Deficit) equity:
Preferred stock, $1 par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized, 31,715,876 and 31,718,376 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	32	32
Class B Common stock, $0.001 par value; 1,000 shares authorized, 900 shares issued and outstanding	—	—
Additional paid-in capital	467,243	466,666
Accumulated deficit	(959,166)	(465,919)
Noncontrolling interest in subsidiaries	(146,717)	6,925

Total (deficit) equity	(638,608)	7,704

Total liabilities and (deficit) equity	$1,432,390	$2,047,379

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Gaming	$196,450	$232,125	$404,127	$470,192
Rooms	23,512	22,069	43,088	41,879
Food and beverage	25,364	28,897	47,687	56,136
Other	10,612	11,583	18,571	21,797

	255,938	294,674	513,473	590,004
Less promotional allowances	(60,795)	(63,039)	(126,071)	(130,740)

Net revenues	195,143	231,635	387,402	459,264

Costs and expenses:
Gaming	103,720	110,706	207,954	224,323
Rooms	5,090	4,833	8,882	8,909
Food and beverage	13,491	14,114	24,053	25,540
General and administrative	57,961	68,207	120,002	135,910
Corporate and development	4,703	10,689	9,260	16,260
Corporate - related party	525	641	1,160	1,305
Depreciation and amortization	14,207	16,754	28,679	33,875
Intangible and other asset impairment charges	556,733	20,943	556,733	20,943
Reorganization expense and related costs	4,820	—	23,632	—

	761,250	246,887	980,355	467,065

Loss from operations	(566,107)	(15,252)	(592,953)	(7,801)

Non-operating income (expense):
Interest income	376	1,010	918	3,041
Interest expense	(38,864)	(31,653)	(78,123)	(65,513)
Income related to termination of Marina Agreement	15,196	—	15,196	—

	(23,292)	(30,643)	(62,009)	(62,472)

Loss before income taxes	(589,399)	(45,895)	(654,962)	(70,273)
Income tax benefit	8,324	6,221	8,324	6,221

Net loss	(581,075)	(39,674)	(646,638)	(64,052)
Less: Net loss attributable to the noncontrolling interest	137,983	9,853	153,391	15,583

Net loss attributable to Trump Entertainment Resorts, Inc.	$(443,092)	$(29,821)	$(493,247)	$(48,469)

Earnings per share:
Net loss per share attributable to Trump Entertainment Resorts, Inc. common shareholders - basic and diluted	$(13.97)	$(0.94)	$(15.55)	$(1.53)

Weighted average shares outstanding - basic and diluted	31,715,876	31,705,251	31,716,484	31,628,703

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Trump Entertainment Resorts, Inc. Shareholders
	Shares	Common Stock	Shares	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)

Balance, December 31, 2008	31,718,376	$32	900	$—	$466,666	$(465,919)	$6,925	$7,704

Stock-based compensation expense	—	—	—	—	577	—	179	756

Partnership distributions	—	—	—	—	—	—	(430)	(430)

Forfeitures of restricted stock	(2,500)	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	(493,247)	(153,391)	(646,638)

Balance, June 30, 2009	31,715,876	$32	900	$—	$467,243	$(959,166)	$(146,717)	$(638,608)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(646,638)	$(64,052)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Deferred income taxes	(8,324)	(6,221)
Depreciation and amortization	28,679	33,875
Intangible and other asset impairment charges	556,733	20,943
Accretion of interest income related to property tax settlement	(415)	(475)
Amortization of deferred financing costs	470	1,411
Provisions for losses on receivables	8,650	3,617
Stock-based compensation expense	756	1,541
Valuation allowance - CRDA investments	(844)	1,984
Income related to termination of Marina Agreement	(15,196)	—
Non-cash reorganization expense	14,432	—
Gain on sale of assets	—	(37)
Changes in operating assets and liabilities:
Increase in receivables	(8,540)	(1,292)
Decrease (increase) in inventories	472	(914)
Decrease in property taxes receivable	4,000	—
Increase in prepaid expenses and other current assets	(7,127)	(3,963)
Decrease (increase) in other assets	2,572	(3,407)
Increase in accounts payable, accrued expenses and other current liabilities	15,035	375
Increase in accrued interest payable	56,770	684
Decrease in other long-term liabilities	(348)	(811)

Net cash flows provided by (used in) operating activities	1,137	(16,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(22,051)	(94,938)
Purchases of CRDA investments, net	(5,315)	(5,973)
Proceeds from CRDA investments	7,809	—
Decrease in restricted cash	200	45,895
Capitalized interest on construction in process	—	(5,683)

Net cash flows used in investing activities	(19,357)	(60,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	—	50,000
Repayments of term loan	(2,464)	(2,091)
Repayments of other long-term debt	(105)	(1,509)
Partnership distributions	—	(430)

Net cash flows (used in) provided by financing activities	(2,569)	45,970

Net decrease in cash and cash equivalents	(20,789)	(31,471)
Cash and cash equivalents at beginning of period	86,183	121,309

Cash and cash equivalents at end of period	$65,394	$89,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,882	$69,262
Cash paid for income taxes	—	—
Equipment purchased under capital leases	—	6,000
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(14,475)	4,289

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	June 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$64,410	$85,206
Accounts receivable, net	38,350	38,579
Accounts receivable, other	5,281	5,162
Property taxes receivable	3,883	3,983
Inventories	5,466	5,938
Deferred income taxes	2,867	2,867
Prepaid expenses and other current assets	23,990	16,863

Total current assets	144,247	158,598

Net property and equipment	1,150,328	1,707,403

Other assets:
Restricted cash	2,607	2,807
Trademarks	32,712	53,212
Intangible assets, net	2,905	3,408
Deferred financing costs, net	—	14,902
Property taxes receivable	12,275	15,760
Other assets, net	75,390	79,370

Total other assets	125,889	169,459

Total assets	$1,420,464	$2,035,460

Current liabilities:
Current maturities of long-term debt, subject to compromise	$1,735,262	$1,737,726
Current maturities of long-term debt	196	200
Accounts payable	31,468	36,714
Accrued payroll and related expenses	26,791	22,856
Income taxes payable	8,348	8,248
Accrued partner distributions	430	—
Accrued interest payable	10,141	8,991
Accrued interest payable, subject to compromise	118,079	62,459
Self-insurance reserves	16,022	14,234
Other current liabilities	32,664	47,877

Total current liabilities	1,979,401	1,939,305

Long-term debt, net of current maturities	5,823	5,924
Deferred income taxes	15,068	17,313
Other long-term liabilities	26,735	27,083

Partners’ (deficit) capital
Partners’ capital	604,209	603,883
Accumulated deficit	(1,210,772)	(558,048)

Total partners’ (deficit) capital	(606,563)	45,835

Total liabilities and partners’ (deficit) capital	$1,420,464	$2,035,460

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Gaming	$196,450	$232,125	$404,127	$470,192
Rooms	23,512	22,069	43,088	41,879
Food and beverage	25,364	28,897	47,687	56,136
Other	10,612	11,583	18,571	21,797

	255,938	294,674	513,473	590,004
Less promotional allowances	(60,795)	(63,039)	(126,071)	(130,740)

Net revenues	195,143	231,635	387,402	459,264

Costs and expenses:
Gaming	103,720	110,706	207,954	224,323
Rooms	5,090	4,833	8,882	8,909
Food and beverage	13,491	14,114	24,053	25,540
General and administrative	57,961	68,207	120,002	146,278
Corporate and other	4,703	10,689	9,260	5,892
Corporate-related party	525	641	1,160	1,305
Depreciation and amortization	14,207	16,754	28,679	33,875
Intangible and other asset impairment charges	556,733	18,647	556,733	18,647
Reorganization expense and related costs	4,820	—	23,632	—

	761,250	244,591	980,355	464,769

Loss from operations	(566,107)	(12,956)	(592,953)	(5,505)

Non-operating income (expense):
Interest income	373	1,004	911	3,028
Interest expense	(38,864)	(31,653)	(78,123)	(65,513)
Income related to termination of Marina Agreement	15,196	—	15,196	—

	(23,295)	(30,649)	(62,016)	(62,485)

Loss before income taxes	(589,402)	(43,605)	(654,969)	(67,990)
Income tax benefit	2,245	1,678	2,245	1,678

Net loss	$(587,157)	$(41,927)	$(652,724)	$(66,312)

See accompanying notes to condensed consolidated financial statements

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ (DEFICIT) CAPITAL

(unaudited)

(dollars in thousands)

	Partners’ Capital	Accumulated Deficit	Total Partners’ (Deficit) Capital

Balance, December 31, 2008	$603,883	$(558,048)	$45,835

Stock-based compensation expense, net of forfeitures	756	—	756

Partnership distributions	(430)	—	(430)

Net loss	—	(652,724)	(652,724)

Balance, June 30, 2009	$604,209	$(1,210,772)	$(606,563)

See accompanying notes to consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(652,724)	$(66,312)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Deferred income taxes	(2,245)	(1,678)
Depreciation and amortization	28,679	33,875
Intangible and other asset impairment charges	556,733	18,647
Accretion of interest income related to property tax settlement	(415)	(475)
Amortization of deferred financing costs	470	1,411
Provisions for losses on receivables	8,650	3,617
Stock-based compensation expense	756	1,541
Valuation allowance - CRDA investments	(844)	1,984
Income related to termination of Marina Agreement	(15,196)	—
Non-cash reorganization expense	14,432	—
Gain on sale of assets	—	(37)
Changes in operating assets and liabilities:
Increase in receivables	(8,540)	(1,292)
Decrease (increase) in inventories	472	(914)
Decrease in property taxes receivable	4,000	—
Increase in prepaid expenses and other current assets	(7,127)	(3,963)
Decrease (increase) in other assets	2,572	(3,407)
Increase in accounts payable, accrued expenses and other current liabilities	15,035	375
Increase in accrued interest payable	56,770	684
Decrease in other long-term liabilities	(348)	(810)

Net cash flows provided by (used in) operating activities	1,130	(16,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(22,051)	(94,938)
Purchases of CRDA investments, net	(5,315)	(5,973)
Proceeds from CRDA investments	7,809	—
Decrease in restricted cash	200	45,895
Capitalized interest on construction in process	—	(5,683)

Net cash flows used in investing activities	(19,357)	(60,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	—	50,000
Repayments of term loan	(2,464)	(2,091)
Repayments of other long-term debt	(105)	(1,509)
Partnership distributions	—	(430)

Net cash flows (used in) provided by financing activities	(2,569)	45,970

Net decrease in cash and cash equivalents	(20,796)	(31,483)
Cash and cash equivalents at beginning of period	85,206	120,357

Cash and cash equivalents at end of period	$64,410	$88,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,882	$69,262
Cash paid for income taxes	—	—
Equipment purchased under capital leases	—	6,000
(Decrease) increase in accounts payable for accrued purchases of property and equipment	(14,475)	4,289

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except share and per share data)

(1)	General

Organization

The accompanying consolidated financial statements include those of Trump Entertainment Resorts, Inc. (“TER”), a Delaware corporation, its majority-owned subsidiary, Trump Entertainment Resorts Holdings, L.P. (“TER Holdings”), a Delaware limited partnership, and their respective subsidiaries. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Company,” refer to TER and all of its subsidiaries. Through TER Holdings and its wholly-owned subsidiaries, we own and operate the Trump Taj Mahal Casino Resort (“Trump Taj Mahal”), Trump Plaza Hotel and Casino (“Trump Plaza”) and Trump Marina Hotel Casino (“Trump Marina”) in Atlantic City, New Jersey.

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

On August 3, 2009, the Debtors filed with the Bankruptcy Court a joint chapter 11 plan of reorganization (the “Plan”) and a Disclosure Statement relating to the Plan (the “Disclosure Statement”). The Disclosure Statement describes the procedures for the solicitation of votes as well as the Plan. The Plan provides for the consummation of the transactions contemplated by the Purchase Agreement, Commitment Letter and A&R Credit Agreement (each described below). Pursuant to the Plan, no distributions will be made to any of the Debtors’ second lien noteholders, unsecured creditors or equity holders, all of whose claims and securities will be cancelled upon consummation of the Plan.

On August 3, 2009, TER and TER Holdings entered into a Purchase Agreement (the “Purchase Agreement”) with BNAC, Inc., a Texas corporation (“Beal”), and Donald J. Trump (“Trump”, and together with Beal, the “New Partners”). Under the terms of the Purchase Agreement and pursuant to the consummation of the Plan, the New Partners will make capital contributions to TER Holdings in the aggregate amount of $100 million and, in consideration for such contribution; TER Holdings will issue partnership interests to the New Partners (the “Purchase”). In addition, pursuant to the terms of the Purchase Agreement and the Plan, all of the outstanding capital stock and other equity interests of TER will be cancelled and capital stock of TER will be issued to Trump or his designee such that Trump will be the beneficial owner of all of the issued and outstanding capital stock of TER, and TER will change from the general partner of TER Holdings to a limited partner of TER Holdings. Consummation of the Purchase is subject to the satisfaction of certain customary closing conditions and the receipt of necessary approvals. The Purchase is also subject to the restructuring and recapitalization of the outstanding indebtedness of the Debtors pursuant to, and subject to, the consummation of the Plan described above.

In connection with the Purchase Agreement, on August 3, 2009, TER and TER Holdings also entered into a letter agreement (the “Commitment Letter”) with Beal Bank and Beal Bank Nevada, pursuant to which, upon the satisfaction of the terms and conditions set forth in the Commitment Letter, the lenders under the amended credit agreement, dated as of December 21, 2007 and as amended on December 21, 2007, May 29, 2008 and October 28, 2008 (the “2007 Credit Agreement”), consented to enter into an amended and restated 2007 Credit Agreement with TER Holdings (the “A&R Credit Agreement”). The A&R Credit Agreement provides for a restructuring of the indebtedness under the 2007 Credit Agreement in the aggregate principal amount of approximately $486 million. Under the A&R Credit Agreement, the maturity for repayment is extended until December 2020 and under certain circumstances, an aggregate of up to $24.4 million of principal and interest can be deferred. The A&R Credit Agreement contains certain customary affirmative and negative covenants that are materially similar to those contained in the 2007 Credit Agreement.

The Plan is subject to confirmation by the Bankruptcy Court, customary closing conditions and the consummation of the transactions contemplated by the Purchase Agreement, Commitment Letter and A&R Credit Agreement. A copy of the Disclosure Statement is attached as Exhibit 99.2 to TER’s Current Report on Form 8-K filed on August 4, 2009 and a copy of the Plan is attached as Exhibit A to the Disclosure Statement. A copy of each of the Purchase Agreement and the Commitment Letter is attached to TER’s Current Report on Form 8-K filed on August 4, 2009, as Exhibits 10.1 and 10.2 respectively. The A&R Credit Agreement has been fully negotiated and is attached as an exhibit to the Commitment Letter.

We intend to maintain business operations through the reorganization process. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of the filing of the Chapter 11 Case, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from these proceedings. Our future results depend upon our confirming and successfully implementing, on a timely basis, the Plan (as described above). The continuation of the Chapter 11 Case, particularly if the Plan is not timely approved or confirmed, could further adversely affect our operations.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report, which are available on the SEC’s website at www.sec.gov or our website at www.trumpcasinos.com.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 10, 2009.

The condensed consolidated financial statements include our accounts and those of our controlled subsidiaries and partnerships. We have eliminated all intercompany transactions. We view each of our casino properties as operating segments and all such operating segments have been aggregated into one reporting segment.

Accounting Impact of Chapter 11 Case

The accompanying condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to confirm the Plan under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (iv) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Liabilities subject to compromise in the Condensed Consolidated Balance Sheets relate to certain of the liabilities of the Debtors incurred prior to the Petition Date. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the Chapter 11 Case, even if they may be settled for lesser amounts in the future. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the plan of reorganization or other events. Liabilities subject to compromise consisted of the following:

	June 30, 2009	December 31, 2008
Senior Notes	$1,248,969	$1,248,969
2007 Credit Facility	486,293	488,757
Accrued interest payable related to Senior Notes and 2007 Credit Facility	118,079	62,459

	$1,853,341	$1,800,185

All other liabilities are expected to be satisfied in the ordinary course of business. Accordingly, the Company has not reflected any of these liabilities as subject to compromise in the accompanying Condensed Consolidated Balance Sheets. The Company believes this classification provides an appropriate presentation of liabilities that are subject to and not subject to compromise.

The Company wrote off as reorganization expense its deferred financing costs related to its Senior Notes and 2007 Credit Facility (both as defined below) in order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7. In addition, reorganization expense for the periods presented includes professional fees and other expenses incurred which are directly associated with the bankruptcy process.

The following table summarizes reorganization expense and related costs for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Deferred financing costs	$—	$—	$14,432	$—
Professional fees and other expenses	4,820	—	9,200	—

	$4,820	$—	$23,632	$—

The Company is required to accrue interest expense during the Chapter 11 Case only to the extent that it is probable that such interest will be paid pursuant to the proceedings. The Company recognized interest expense subsequent to the Petition Date in accordance with the current terms of its debt and capitalized lease obligations.

Long-Lived Assets and Assets Held for Sale

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), when events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows was less than the carrying amount of the assets, an impairment loss would be recorded. The impairment loss would be measured by comparing the fair value of the long-lived asset group with its carrying amount.

Long-lived assets are considered held for sale when certain criteria are met, including whether management (having the authority to approve the action) has committed to a plan to sell the asset, whether the asset is available for sale in its present condition and whether a sale of the asset is probable within one year of the reporting date. Long-lived assets that are classified as held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition and are no longer depreciated. The accompanying financial statements do not present certain long-lived assets of Trump Marina as assets held for sale and Trump Marina’s results of operations as a discontinued operation as all of the criteria required under SFAS 144 were not met as of the reporting date. Prior period amounts have been reclassified to conform to the current period presentation.

Noncontrolling Interest in Subsidiaries

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported including the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We have retrospectively applied the presentation and disclosure provisions of SFAS 160 and have adopted its other provisions prospectively. We present Mr. Trump’s limited partnership interest in TER Holdings as a noncontrolling interest. See “Donald J. Trump’s Abandonment of Limited Partnership Interest in TER Holdings” in Note 1. If we had not been required to adopt SFAS 160, pro forma net loss attributable to TER would have been $581,075 and $639,713 for the three and six months ended June 30, 2009, respectively. Pro forma net loss per basic and diluted share would have been $18.32 and $20.17 for the three and six months ended June 30, 2009, respectively.

Reclassifications

Certain other reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3)	Termination of Trump Marina Asset Purchase Agreement

On May 28, 2008, Trump Marina Associates, LLC (“Seller”) entered into an Asset Purchase Agreement (the “Marina Agreement”) to sell Trump Marina (the “Property”) to Coastal Marina, LLC (“Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Pursuant to the Marina Agreement, (1) Buyer was to acquire substantially all of the assets of, and assume certain liabilities related to, the business conducted at the Property and (2) unrelated existing litigation between the Company and Coastal (see Note 10) was to be settled. Upon entering into the Marina Agreement, Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”).

On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement. Pursuant to the Marina Amendment the parties waived the October 28, 2008 deadline for Buyer to provide commitment letters to Seller for the financing of the acquisition of the Property. In addition, the parties agreed to amend certain provisions of the Marina Agreement, including, but not limited to the following: (1) the aggregate purchase price payable for the Property was decreased from $316,000 to $270,000; (2) any potential reduction to the purchase price based on the EBITDA of the business conducted at the Property was eliminated; (3) Seller could terminate the Marina Agreement if the transaction did not close by May 28, 2009; and (4) the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Seller immediately and an additional $2,000 deposit was placed in escrow (the “Additional Marina Deposit”), for a total deposit towards the purchase price of $17,000.

Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Seller delivered notice to Coastal that the Marina Agreement, as amended by the Marina Amendment was terminated. Pursuant to the Marina Amendment, Coastal unconditionally and irrevocably (i) agreed that the Original Marina Deposit, including interest, had been fully earned by Seller and under no circumstance would the Original Marina Deposit be returned and (ii) waived any claim or right related to the Original Marina Deposit or for return of such. Accordingly, the Company recognized income of $15,196 during the second quarter of 2009. The Company did not recognize income related to the Additional Marina Deposit remaining in escrow since the funds have not been released by the escrow agent.

On July 28, 2009, Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming that we breached the Marina Agreement and that they were fraudulently induced, and seeking return of the Original Marina Deposit and the Additional Marina Deposit and other alleged damages and relief. We believe that these claims are without merit.

(4)	Intangible and Other Asset Impairment Charges

Long-Lived Assets

Due to certain events and circumstances, including the continuing negative effects of regional competition on our results, the termination of the Marina Agreement, the recent sale of the Tropicana Casino and Resort in Atlantic City and the legalization of table games and sports betting in Delaware, the Company performed impairment testing related to its long-lived assets in accordance with SFAS 144 during the second quarter of 2009. Based upon its review, the sum of the estimated undiscounted future cash flows expected to be generated by the long-lived asset groups of Trump Marina and Trump Plaza were less than the carrying values of those assets. We estimated the fair value of the asset groups based upon consideration of the cost, income and market approaches to value, as appropriate, and sought the assistance of an independent valuation firm. We recorded asset impairment charges related to Trump Marina and Trump Plaza totaling $536,233 during the three and six months ended June 30, 2009. These non-cash impairment charges are reflected within Intangible and other asset impairment charges in our consolidated statements of operations. In addition, in connection with our impairment testing, we reduced the estimated remaining useful life of Trump Plaza’s building to 20 years. A long-lived asset impairment charge was not recognized with respect to Trump Taj Mahal as the estimated undiscounted future cash flows expected to be generated by its long-lived asset group were greater than the carrying value of its assets. However, based upon current market conditions and management’s estimates, the carrying value of Trump Taj Mahal’s long-lived assets may exceed their fair value.

Intangible Assets

Due to the circumstances described above, we also performed interim impairment testing related to our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) during the second quarter of 2009. Based upon the results of our impairment testing, we determined that trademarks relating to Trump Plaza and Trump Taj Mahal were impaired. As a result, during the three and six months ended June 30, 2009, we recognized intangible asset impairment charges totaling $20,500, of which $3,720 related to Trump Taj Mahal trademarks and $16,780 related to Trump Plaza trademarks.

During the three and six months ended June 30, 2008, we recognized goodwill and other intangible asset impairment charges related to Trump Marina as a result of impairment tests performed in accordance with SFAS 142. The intangible asset impairment charges related to Trump Marina trademarks totaling $18,647 and goodwill totaling $2,296.

These non-cash intangible asset impairment charges are reflected within Intangible and other asset impairment charges in our consolidated statements of operations.

The impairment test procedures performed in accordance with SFAS 142 and SFAS 144 require management to make comprehensive estimates of the future cash flows of our reporting units. Due to uncertainties associated with such estimates, actual results could differ from such estimates. A continuation of the previously mentioned conditions may result in the determination that some or all of our remaining intangible and long-lived assets have become impaired, which could result in additional impairment charges.

Fair Value Measurements

SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The fair value measurements relating to the long-lived assets of Trump Plaza and Trump Marina were determined using inputs within Level 2 of SFAS 157’s hierarchy. The fair value measurements relating to the trademarks of Trump Plaza and Trump Taj Mahal were determined using inputs within Level 3 of SFAS 157’s hierarchy. For level 3 fair value measurements, the Company used a relief from royalty method to estimate the fair value of the assets. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. The amounts recorded related to the long-lived assets and trademarks are classified within net property and equipment and trademarks on the condensed consolidated balance sheet as of June 30, 2009.

(5)	Debt

Our debt consists of the following:

	June 30, 2009	December 31, 2008
Senior Secured Credit Facility:
Term Loan - subject to compromise, matures December 21, 2012, interest and principal payments due quarterly at LIBOR plus 5.2%, which includes 2% default interest at June 30, 2009 (8.2% at June 30, 2009)	$486,293	$488,757

Senior Secured Notes - subject to compromise, due June 1, 2015, interest payable semi-annually at 8.5%, interest payments due June 1 and December 1	1,248,969	1,248,969

Other:
Capitalized lease obligations, payments due at various dates from 2009 through 2028, secured by slot and other equipment, interest at 4.3% to 12.0%	6,019	6,124

Total long-term debt	1,741,281	1,743,850
Less: current maturities	(1,735,458)	(1,737,926)

Long-term debt, net of current maturities	$5,823	$5,924

Event of Default – As discussed in Note 1, on February 17, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493,250 senior secured facility entered into by the Company on December 21, 2007 (the “2007 Credit Facility”) and the $1,250,000 of Senior Secured Notes issued by TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) on May 20, 2005 (the “Senior Notes”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Facility within current liabilities in its Condensed Consolidated Balance Sheets.

In addition, until such time as no event of default exists, (i) the interest rate on the Senior Notes increases by an additional 1% per annum in excess of the 8.5% interest rate on any overdue principal or interest relating to the Senior Notes (as of June 30, 2009, we are past due on our December 1, 2008 and June 1, 2009 interest payments) and (ii) the interest rate under the 2007 Credit Facility increases by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Facility.

Senior Secured Credit Facility – On December 21, 2007, TER and TER Holdings entered into the 2007 Credit Facility. Under the 2007 Credit Facility, TER Holdings borrowed $393,250 which was to be used to (i) refinance all amounts outstanding under its Credit Agreement dated May 20, 2005 (the “2005 Credit Facility”), (ii) pay fees and expenses incurred in connection with the 2007 Credit Facility and the refinancing of the 2005 Credit Facility, (iii) fund construction of the Chairman Tower at Trump Taj Mahal, and (iv) provide financing for working capital, capital expenditures and other general corporate purposes.

In connection with the Marina Agreement, TER Holdings entered into an amendment, dated as of May 29, 2008, to the 2007 Credit Facility pursuant to which (i) the 2007 Credit Facility lenders consented to the sale of Trump Marina, subject to the satisfaction of certain conditions, (ii) the applicable interest rate margins payable on amounts outstanding under the 2007 Credit Facility would have increased had the transactions contemplated by the Marina Agreement closed, and (iii) TER Holdings agreed to pay amendment fees equal to one percent of the amount of the 2007 Credit Facility.

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

Senior Secured Notes – On May 20, 2005, TER Holdings and TER Funding issued the Senior Notes. The Senior Notes were used to pay distributions under the Second Amended and Restated Joint Plan of Reorganization, dated as of March 30, 2005, as amended (the “2005 Plan”) of Trump Hotels & Casino Resorts, Inc. (“THCR”), our predecessor company. The Senior Notes due June 1, 2015, bear interest at 8.5% per annum, subject to the increase by an additional 1% per annum as discussed above. $1,031 of the Senior Secured Notes were returned to us under the terms of the 2005 Plan and retired.

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

(6)	Earnings Per Share

The computations of basic and diluted net loss per share attributable to TER common stockholders are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2009	2008	2009	2008
Numerator for basic and diluted loss per share:
Net loss attributable to TER common shareholders	$(443,092)	$(29,821)	$(493,247)	$(48,469)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding	31,715,876	31,705,251	31,716,484	31,628,703

Basic and diluted net loss per share	$(13.97)	$(0.94)	$(15.55)	$(1.53)

For the three and six months ended June 30, 2009 and 2008, potentially dilutive common shares excluded from the computation of diluted net loss per share due to anti-dilution are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Exchangeable limited partnership interest	9,377,484	9,377,484	9,377,484	9,377,484
Ten year warrants	1,446,706	1,446,706	1,446,706	1,446,706
Employee stock options	300,000	300,000	300,000	300,000

Total	11,124,190	11,124,190	11,124,190	11,124,190

If the Plan is approved under the Chapter 11 Case, new common stock or common stock equivalents will be issued and current stockholders will not be entitled to any recovery.

(7)	Stock-based Compensation Plans

Our shareholders approved the 2005 Incentive Award Plan (the “2005 Stock Plan”) allowing for incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, performance shares and other stock-based awards to our officers, employees, consultants and independent directors. A total of 4,000,000 shares of Common Stock have been reserved for the issuance of awards available for grant under the 2005 Stock Plan.

In accordance with the revised provisions of SFAS No. 123, “Share Based Payment” (“SFAS 123R”), general and administrative expenses include compensation expense for our stock option and restricted stock awards of $335 and $756 for the three and six months ended June 30, 2009, respectively, and $814 and $1,541 for the three and six months ended June 30, 2008, respectively.

Restricted Stock – At June 30, 2009, there were 445,531 shares of nonvested restricted stock issued and outstanding. The remaining unrecognized compensation expense for nonvested restricted stock to be recognized over the remaining contractual life was $778. The weighted-average remaining contractual life of outstanding restricted stock grants at June 30, 2009 was approximately one year.

Stock Options – At June 30, 2009, there were 300,000 stock options outstanding of which 100,000 are fully vested and 200,000 which vest in equal increments on July 31, 2009 and 2010. At June 30, 2009, the remaining unrecognized compensation expense for nonvested stock options to be recognized over the remaining contractual life was $223.

(8)	Income Taxes

Our income tax benefit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current - federal	$—	$—	$—	$—
Deferred - federal	(6,079)	(4,543)	(6,079)	(4,543)

Federal income tax benefit	(6,079)	(4,543)	(6,079)	(4,543)

Current - state	—	—	—	—
Deferred - state	(2,245)	(1,678)	(2,245)	(1,678)

State income tax benefit	(2,245)	(1,678)	(2,245)	(1,678)

	$(8,324)	$(6,221)	$(8,324)	$(6,221)

Our deferred income tax provision reflects the impact of a reduction in our net deferred tax liabilities. The difference between TER’s and TER Holdings’ tax provision is due to TER’s status as a corporation for federal income taxes.

At June 30, 2009, we had unrecognized tax benefits of approximately $34,400, including interest. In accordance with SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), which we adopted on January 1, 2009, $19,977 of unrecognized tax benefits would affect our effective tax rate for continuing operations, if recognized, and $1,180 would be recorded as a reduction to income tax expense for discontinued operations, if recognized. It is reasonably possible that certain unrecognized tax benefits related to income tax examinations totaling $8,348 could be settled during the next twelve months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. We recognized potential interest associated with uncertain tax positions of $570 and $1,150 during the three and six months ended June 30, 2009, respectively, and $753 and $1,414 during the three and six months ended June 30, 2008, respectively. At June 30, 2009, we had $10,140 accrued for the payment of interest on uncertain tax positions. In accordance with SFAS 141(R), to the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of interest expense.

Federal and State Income Tax Audits

Tax years 2005 through 2008 remain subject to examination by the federal tax authority. We have received notification that the Internal Revenue Service (“IRS”) has started an examination of tax year 2005. Tax years 1995 through 2008 remain subject to examination by state tax jurisdictions. We have received notification that the New Jersey Division of Taxation has started an examination of tax years 2004 through 2007.

At June 30, 2009, we have accrued $912 to reflect the expected federal tax liability (including interest) for the period from January 1, 2005 through December 21, 2005, the date of the sale of our former subsidiary, Trump Indiana, Inc. to Majestic Star Casino, LLC (“Majestic Star”), resulting from agreed upon IRS audit adjustments for 1996 through 2004. Additionally, we have accrued a liability of $565 related to the impact on state income taxes (including interest) resulting from agreed upon IRS audit adjustments for 1996 through December 21, 2005. In accordance with the terms of our Stock Purchase Agreement with Majestic Star, TER Holdings has retained the liability for expected federal and state income taxes (including interest) related to Trump Indiana for the tax years 1995 through December 21, 2005.

From 2002 through 2006, state income taxes for our New Jersey operations were computed under the alternative minimum assessment method. We have asserted our position that New Jersey partnerships were exempt from these taxes and, as such, have not remitted payments of the amounts provided. The New Jersey Division of Taxation has issued an assessment to collect the unpaid taxes for the tax years 2002 and 2003. At June 30, 2009, we have accrued $29,820 for taxes and interest relating to this alternative minimum tax assessment for 2002 and 2003, as well as the open years 2004 through 2006. We are currently in discussions with the New Jersey Division of Taxation regarding settlement of these assessments.

Potential Chapter 11 Case and Limited Partnership Abandonment Implications

If the Company’s debt is reduced or restructured as a result of the Chapter 11 Case, the Company anticipates that it would recognize “cancellation of indebtedness” income, and as a result, the Company could be required to reduce certain tax attributes such as net operating losses (“NOLs”) and the tax basis of its assets. Any such reduction could result in increased future tax liabilities for the Company. Additionally, the utilization of NOLs, if any, may be limited pursuant to Section 382 of the Internal Revenue Code. Furthermore, if Mr. Trump’s abandonment of his limited partnership interest (as discussed in Note 1) is deemed to be effective for tax purposes, the Company could be required to further reduce certain tax attributes such as NOLs and adjust the tax basis of its assets.

Tax Distributions

TER Holdings’ partnership agreement requires distributions to its partners sufficient in amount to cover all federal, state and local income taxes incident to their ownership of TER Holdings, including special allocations of income, gains, losses, deductions and credits. TER Holdings made distributions of $430 for the six months ended June 30, 2008. As of June 30, 2009, TER Holdings recorded distributions payable of $430.

(9)	Commitments and Contingencies

Casino Reinvestment Development Authority Obligations – Pursuant to the provisions of the Casino Control Act, we must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of our gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of our gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined in the Casino Control Act, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Certain of our subsidiaries are required to make quarterly deposits with the CRDA to satisfy their investment obligations. We recognized expense of $835 and $1,670 during the three and six months ended June 30, 2009, respectively, and $972 and $1,984 during the three and six months ended June 30, 2008, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. In addition, due to the receipt of proceeds during 2009 which, as discussed below, were funded by certain of our CRDA deposits, we recognized $2,514 of income representing the reversal of previously recognized expense.

During March 1999, Trump Taj Mahal, Trump Plaza, Trump Marina (collectively, the “Trump Entities”) and the CRDA entered into an Investment Agreement pursuant to which the Trump Entities agreed to donate $5,000 from certain of their CRDA deposits to establish a Housing Construction Financing Fund (the “Fund”). The Fund was established for a ten-year period and functioned as a supporting mechanism of the CRDA’s housing initiatives. At the end of the Fund’s ten-year term, the $5,000 donation was to be returned to the Trump Entities. During April 2009, we received $5,000 from the CRDA in accordance with the Investment Agreement.

NJSEA Subsidy Agreement – In April 2004, the casinos located in Atlantic City (“Casinos”), including our Atlantic City casinos, executed an agreement (“2004 NJSEA Subsidy Agreement”) with the New Jersey Sports and

Exposition Authority (“NJSEA”) and the CRDA. The 2004 NJSEA Subsidy Agreement provides that the Casinos, on a pro rata basis according to their gross revenues, shall pay in cash and donate from the regular payment of their CRDA obligations a total of $86,000 in four annual installments in October of each of 2004 through 2007 to the NJSEA. It required that the funds be used by the NJSEA through December 31, 2008 to enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks. Our portion of this industry obligation was approximately 23%.

The 2004 NJSEA Subsidy Agreement further provided for a moratorium until January 2009 on the conduct of casino gaming at any New Jersey racetrack and conditioned the donation of the CRDA funds upon the enactment and funding of the Casino Expansion Fund Act which made funds available, on a pro rata basis, to each of the Casinos for investment in eligible projects in Atlantic City approved by the CRDA. In September 2006, the CRDA approved the construction of the Chairman Tower at the Trump Taj Mahal as an eligible project and, pursuant to October 2006 agreements, authorized grants to our Atlantic City casinos in aggregate amounts of approximately $13,800 from the Atlantic City Expansion Fund and $1,575 from a separate Casino Capital Construction Fund, both administered by the CRDA. During June 2009, we received $2,541 of grant proceeds from the Atlantic City Expansion Fund and $268 of grant proceeds from the Casino Capital Construction Fund.

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

The 2008 NJSEA Subsidy Agreement provides that the Casinos will pay the NJSEA $90,000 to be used solely for purse enhancements, breeder’s purses and expenses to establish off-track wagering facilities which it incurs through 2011. The payments will be made in eleven installments from September 29, 2008 through November 15, 2011 and will total $22,500 in 2008, $30,000 in each of 2009 and 2010 and $7,500 in 2011. Each Casino will pay a share equal to a percentage representing the gross gaming revenue it reported for the prior calendar year compared to that reported by all Casinos for that year. Our Atlantic City properties have estimated their portion of the industry obligation at approximately 21%.

The 2008 NJSEA Subsidy Agreement also provides that the NJSEA, all other entities which receive any portion of the payments and affiliates of either shall not operate, conduct, maintain or permit any casino gaming, including video lottery gaming, in any New Jersey location other than Atlantic City prior to 2012 and that the Casinos may bring an action in New Jersey Superior Court against any entity that does so to enforce this prohibition by specific performance.

The 2008 NJSEA Subsidy Agreement further provides that if, prior to 2011, a statewide public question to authorize casino gaming at any New Jersey location other than Atlantic City is approved by the New Jersey Legislature or if, prior to 2012, any such statewide public question is approved by New Jersey voters or any New Jersey legislation is enacted or other New Jersey governmental action is taken authorizing such gaming or any such gaming is actually operated, conducted or maintained, then the Casinos shall make no further payments to NJSEA and, in certain circumstances, NJSEA shall return some or all of the payments it previously received from the Casinos.

The 2008 NJSEA Subsidy Agreement acknowledges the publicly announced intention of the Governor to, by executive order, create a commission to study and report its recommendations for the long term stability of the horse racing industry to the Governor and the Legislature on or about July 1, 2010 and provides that the Casinos, CANJ and NJSEA will work and cooperate in good faith with any such commission and that the NJSEA shall not support legislation for casino gaming in any New Jersey location other than Atlantic City prior to the commission’s delivery of its report to the Governor and the Legislature.

CAFRA Agreement – Trump Taj Mahal received a permit under the Coastal Area Facilities Review Act (“CAFRA”) that initially required Trump Taj Mahal to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of the commencement of construction. Trump Taj Mahal initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for an extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually, based upon an interim use of the Steel Pier as an amusement park. The pier sublease, pursuant to which Trump Taj Mahal leases the Steel Pier to an amusement park operator, terminates on December 31, 2010. The conditions of the CAFRA permit renewal thereafter are under discussion with the New Jersey Department of Environmental Protection.

(10)	Legal Proceedings

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

Chapter 11 Case – As described in Note 1, on the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code.

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

As described in Note 1, on August 4, 2009, the Debtors filed with the Bankruptcy Court the Plan and the Disclosure Statement, which describes the procedures for the solicitation of votes as well as the Plan. Pursuant to the Plan, no distributions will be made to any of the Debtors’ second lien noteholders, unsecured creditors or equity holders, all of whose claims and securities will be cancelled upon consummation of the Plan. The Plan provides for the consummation of the transactions contemplated by the Purchase Agreement, Commitment Letter and A&R Credit Agreement. See Note 1 for a description of the Purchase Agreement, Commitment Letter and A&R Credit Agreement. The Plan is subject to confirmation by the Bankruptcy Court, customary closing conditions and the consummation of the transactions contemplated by the Purchase Agreement, Commitment Letter and A&R Credit Agreement.

2005 Chapter 11 Case – Effective as of March 17, 2009, the Bankruptcy Court ordered that all of the remaining open cases pertaining to the 2005 Chapter 11 Case be closed.

On July 18, 2005, the Bankruptcy Court considered a motion brought by a certain group of persons alleging that they had held shares of THCR’s common stock on the record date for distributions under the 2005 Plan (and who subsequently sold their shares prior to the distribution date) but did not receive any distributions under the 2005 Plan, which they believe were wrongly made to the beneficial holders of our THCR’s common stock on the distribution date. The movants had sought an order compelling us to make distributions to them under the 2005 Plan. After additional briefing and a court hearing with respect to the issue on October 8, 2005, the Bankruptcy Court denied the movants’ motion on February 17, 2006. The movants filed an appeal from the judgment entered in the Bankruptcy Court in favor of THCR. The movants appealed this motion to the United States District Court for the district of New Jersey. During April 2007, the United States District Court reversed the Bankruptcy Court’s denial and remanded the case back to the Bankruptcy Court for further consideration. In May 2007, we filed a notice of appeal to the United States Court of Appeals for the Third Circuit. By order dated November 5, 2008, the Court of Appeals affirmed the District Court’s order. While on remand in the Bankruptcy Court for further consideration in light of the District Court’s order, we filed a voluntary petition in the Bankruptcy Court on February 17, 2009, seeking relief under the provisions of chapter 11 of the Bankruptcy Code. As a result, the matter has been stayed pending the resolution of our bankruptcy proceedings. The Bankruptcy Court has ordered the movants act accordingly in the Chapter 11 Case with regard to their alleged claims.

Power Plant Litigation – On December 30, 2004, TER Development Company, LLC (“TER Development”) filed a complaint against Richard T. Fields, Coastal Development, LLC, Power Plant Entertainment, LLC, Native American Development, LLC, Joseph S. Weinberg and The Cordish Company (collectively, the “Power Plant Group”) in the Circuit Court of the 17th Judicial District for Broward County, Florida, in which TER Development alleged that Power Plant Entertainment, LLC improperly obtained certain agreements with the Seminole Tribe of Florida for the development of gaming facilities in Hollywood and Tampa, Florida. TER Development has asserted claims for fraud, breach of fiduciary duty, conspiracy, violation of the Florida Deceptive and Unfair Trade Practices Act and interference with prospective business relationship as a result of the Power Plant Group’s actions. On April 17, 2008, the trial court ruled on the defendants’ numerous motions for summary judgment. The court denied the defendants’ motions as to TER Development’s claims against all defendants for fraud and conspiracy and as to TER Development’s claim against Richard T. Fields and Coastal Development, LLC under the Florida Deceptive and Unfair Trade Practices Act. The trial court granted the defendants’ motions for summary judgment as to TER Development’s claims for breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, interference with prospective business relationship and the claims under the Florida Deceptive and Unfair Trade Practices Act as to the Power Plant Group. The defendants seek no relief against TER Development other than claims for attorney’s fees and costs in the event that they prevail at trial.

Trump Marina – As described in Note 3, on May 28, 2008, Trump Marina Associates, LLC (“Seller”) entered into the Marina Agreement to sell Trump Marina (the “Property”) to Coastal Marina, LLC (“Buyer”), an affiliate of Coastal Development, LLC (“Coastal”). Upon entering into the Marina Agreement, Buyer placed into escrow a $15,000 deposit toward the purchase price (the “Original Marina Deposit”). On October 28, 2008, the parties entered into an amendment to the Marina Agreement (the “Marina Amendment”) to modify certain terms and conditions of the Marina Agreement, including, but not limited to providing that Seller could terminate the Marina Agreement if the transaction did not close by May 28, 2009 and that the Original Marina Deposit held in escrow, together with any interest earned thereon, was released to Seller immediately and an additional $2,000 deposit was placed in escrow (the “Additional Marina Deposit”) for a total deposit towards the purchase price of $17,000. Coastal failed to consummate the transaction within the time provided under the Marina Amendment. On June 1, 2009, Seller delivered notice to Coastal that the Marina Agreement, as amended by the Marina Amendment, was terminated. On July 28, 2009, Buyer and Coastal filed an Adversary Complaint with the Bankruptcy Court, claiming that we breached the Marina Agreement and that they were fraudulently induced, and seeking return of the Original Marina Deposit and the Additional Marina Deposit and other alleged damages and relief. We believe that these claims are without merit.

(11)	Fair Value of Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities approximate their fair values due to their short-term nature. The carrying amounts of Casino Reinvestment Development Authority bonds and deposits approximate their fair values as a result of allowances established to give effect to below-market interest rates.

The estimated fair values of other financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2007 Credit Facility	$486,293	$486,293	$488,757	$488,757
Senior Notes	1,248,969	154,560	1,248,969	152,999
Other long-term debt	6,019	6,019	6,124	6,124

The fair value of the 2007 Credit Facility is shown as the carrying amount since the loans were issued and are held by two banks under common ownership and there is no trading activity on the 2007 Credit Facility. The fair value of the Senior Notes is based on quoted market prices of the Senior Notes. The carrying amounts of our other long-term debt obligations approximate fair value.

(12)	Recently Issued Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. FSP 142-3 became effective for our fiscal year beginning January 1, 2009. The adoption of the standard did not have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 became effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 161 did not have an effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) retained the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R), which is broader in scope than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration, applies the same method of accounting (the purchase method) to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) also makes certain other modifications to SFAS 141. We are required to apply the provisions of SFAS 141(R) to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141(R) will have an effect on our consolidated financial statements if we were to acquire any companies in the future.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 to our fiscal year beginning January 1, 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and non-financial liabilities for which we are required to apply the provisions of SFAS 157 include our intangible assets and long-lived assets measured at fair value under the provisions of SFAS 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and non-financial liabilities. The adoption of SFAS 157 did not have an effect our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Company’s quarter ending June 30, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have an effect on the Company’s financial statements.

(13)	Reclassified Statements of Operations

The following unaudited TER condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 are presented for comparison purposes and to reflect Trump Marina as a continuing operation:

	Three Months Ended March 31,
	2009	2008
Revenues:
Gaming	$207,677	$238,067
Rooms	19,576	19,810
Food and beverage	22,323	27,239
Other	7,959	10,214

	257,535	295,330
Less promotional allowances	(65,276)	(67,701)

Net revenues	192,259	227,629

Costs and expenses:
Gaming	104,234	113,617
Rooms	3,792	4,076
Food and beverage	10,562	11,426
General and administrative	62,041	67,703
Corporate and development	4,557	5,571
Corporate - related party	635	664
Depreciation and amortization	14,472	17,121
Reorganization expense and related costs	18,812	—

	219,105	220,178

(Loss) income from operations	(26,846)	7,451

Non-operating income (expense):
Interest income	542	2,031
Interest expense	(39,259)	(33,860)

	(38,717)	(31,829)

Loss before income taxes	(65,563)	(24,378)
Income tax provision	—	—

Net loss	(65,563)	(24,378)
Less: Net loss attributable to the noncontrolling interest	15,408	5,730

Net loss attributable to Trump Entertainment Resorts, Inc.	$(50,155)	$(18,648)

Earnings per share:
Net loss per share attributable to Trump Entertainment Resorts, Inc. common shareholders - basic and diluted	$(1.58)	$(0.59)

Weighted average shares outstanding - basic and diluted	31,717,098	31,548,391

(14)	Condensed Consolidated Financial Statements of Debtors in Possession

In accordance with SOP 90-7, presented below are the condensed consolidated financial statements of the Debtors. Such financial statements have been prepared using standards consistent with the Company’s consolidated financial statements.

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTORS IN POSSESSION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

PERIOD FROM FEBRUARY 17, 2009 THROUGH JUNE 30, 2009

Revenues:
Gaming	$293,395
Rooms	33,137
Food and beverage	35,876
Other	14,471

376,879
Less promotional allowances	(92,107)

Net revenues	284,772

Costs and expenses:
Gaming	151,437
Rooms	6,989
Food and beverage	18,702
General and administrative	87,389
Corporate and development	6,849
Corporate - related party	785
Depreciation and amortization	21,066
Intangible and other asset impairment charges	556,733
Reorganization expense and related costs	21,341

871,291

Loss from operations	(586,519)

Non-operating income (expense):
Interest income	607
Interest expense	(57,467)
Income related to termination of Marina Agreement	15,196

(41,664)

Loss before income taxes	(628,183)
Income tax benefit (provision)	8,324

Net loss	(619,859)
Less: Net loss attributable to noncontrolling interest	147,097

Net loss attributable to Trump Entertainment Resorts, Inc.	$(472,762)

TRUMP ENTERTAINMENT RESORTS, INC.

DEBTORS IN POSSESSION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

PERIOD FROM FEBRUARY 17, 2009 THROUGH JUNE 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(619,859)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Deferred income taxes	(8,324)
Depreciation and amortization	21,068
Intangible and other asset impairment charges	556,733
Accretion of interest income related to property tax settlement	(297)
Amortization of deferred financing costs	101
Provisions for losses on receivables	7,455
Stock-based compensation expense	535
Valuation allowance - CRDA investments	(1,286)
Income related to termination of Marina Agreement	(15,196)
Non-cash reorganization expense	14,432
Changes in operating assets and liabilities:
Increase in receivables	(4,392)
Increase in inventories	(1)
Increase in prepaid expenses and other current assets	(2,150)
Decrease in other assets	4,044
Increase in accounts payable, accrued expenses and other current liabilities	13,468
Increase in accrued interest payable	36,696
Decrease in other long-term liabilities	(258)

Net cash flows provided by operating activities	2,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(11,372)
Decrease in restricted cash	200
Purchases of CRDA investments	(2,621)
Proceeds from CRDA investments	7,809

Net cash flows used in investing activities	(5,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(2,464)
Repayments of other long-term debt	(83)

Net cash flows used in financing activities	(2,547)

Net decrease in cash and cash equivalents	(5,762)
Cash and cash equivalents at beginning of period	71,156

Cash and cash equivalents at end of period	$65,394

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct and there can be no assurance that the forward-looking statements contained in this Report, including with respect to the ultimate impact of the events occurring during the reorganization process, will be realized. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

For a more complete description of the risks that may affect our business, see our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We intend to maintain business operations through the reorganization process. On February 20, 2009, the Company obtained Bankruptcy Court approval to pay its vendors in the ordinary course of business. Our liquidity and capital resources, however, are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of the filing of the Chapter 11 Case, the Debtors are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval. However, the Debtors have been granted relief in order to continue wage and salary payments and other benefits to employees as well as other related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. Under the priority schedule established by the Bankruptcy Code, certain post-petition and pre-petition liabilities need to be satisfied before general unsecured creditors and equity holders are entitled to receive any distribution. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from these proceedings. Our future results depend upon our confirming and successfully implementing, on a timely basis, the Plan (as discussed below). The continuation of the Chapter 11 Case, particularly if the Plan is not timely approved or confirmed, could further adversely affect our operations.

The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the $493.3 million senior secured facility entered into by the Company on December 21, 2007 (the “2007 Credit

Facility”) and the $1,250.0 million of Senior Secured Notes issued by TER Holdings and its wholly owned finance subsidiary, Trump Entertainment Resorts Funding, Inc. (“TER Funding”) on May 20, 2005 (the “Senior Notes”). As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Facility within current liabilities in its Condensed Consolidated Balance Sheets.

On February 23, 2009, the Bankruptcy Court entered an order approving on an interim basis the terms pursuant to which the Debtors are permitted to use the cash collateral under the 2007 Credit Facility. Such use was permitted in exchange for certain protections afforded to the lenders under the 2007 Credit Facility.

As described in Note 1 to our Condensed Consolidated Financial Statements, on August 4, 2009, the Debtors filed with the Bankruptcy Court a joint chapter 11 plan of reorganization and a Disclosure Statement relating to the Plan. The Disclosure Statement describes the procedures for the solicitation of votes as well as the Plan. See Note 1 for more information on the Plan.

General. Cash flows from the operating activities of our casino properties constitute our primary source of liquidity. We may need to obtain additional financing to meet all of our liquidity requirements and other obligations. Currently our liquidity and cash flow is affected by a variety of factors, many of which are outside of our control, including the current global economic distress, the tightening of the credit markets, as well as the downturn in the Atlantic City gaming market, regulatory issues, competition, and other general business conditions. We cannot assure you that we will possess sufficient liquidity to fund our operations and capital expenditures. There can be no assurance as to our ability to obtain sufficient financing and meet our obligations. We are currently financing our operations during our reorganization using our cash on hand. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the current tightening in the credit market. These conditions and our Chapter 11 Case make it more difficult for us to obtain financing.

We are operating in an extremely challenging business environment. Cash flows provided by operating activities were $1.1 million during the six months ended June 30, 2009 compared to $16.7 million of cash used in operating activities during the six months ended June 30, 2008. The increase in our cash flow from operations is principally due to lower cash paid for interest as a result of not making the June 1, 2009 interest payment on the Senior Notes partially offset by the decrease in gaming revenues.

Cash flows used in investing activities were $19.4 million during the six months ended June 30, 2009 compared to $60.7 million during the six months ended June 30, 2008. Investing activities during 2009 include capital expenditures of $22.1 million, of which approximately $17.0 million related to the construction of the Chairman Tower, and $7.8 million of proceeds related to certain Casino Reinvestment Development Authority (“CRDA”) investments. Investing activities during the six months ended June 30, 2008 included capital expenditures of $94.9 million. Capital expenditures during the six months ended June 30, 2008 included $70.4 million related to the construction of the Chairman Tower. The decrease in restricted cash during the six months ended June 30, 2008 reflects the use of proceeds from borrowings which were restricted for expenditures associated with the construction of the Chairman Tower.

Our financing activities during the six months ended June 30, 2009 include repayments of $2.5 million of our outstanding term loan. During the six months ended June 30, 2008, our cash flows provided by financing activities of $46.0 million consisted of $50.0 million in borrowings under our 2007 Credit Facility, repayments of $2.1 million of our outstanding term loan and $1.5 million of our capital lease obligations. We also paid $0.4 million in partnership distributions to Mr. Trump during the six months ended June 30, 2008.

At June 30, 2009, we had approximately $65.4 million in cash and cash equivalents. Our cash and cash equivalents do not include $2.6 million in restricted cash representing amounts used to secure outstanding letters of credit.

At June 30, 2009, there was a $486.3 million term loan outstanding under our 2007 Credit Facility. We also had $1,249.0 million of Senior Notes outstanding. The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Senior Notes and the 2007 Credit Facility. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law.

TER has minimal operations, except for its ownership of TER Holdings and its subsidiaries. TER depends on the receipt of sufficient funds from its subsidiaries to meet its financial obligations. The ability of our subsidiaries to make payments to TER Holdings may also be restricted by the New Jersey Casino Control Commission (“CCC”).

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

Analysis of Results of Operations

Our primary business activities are conducted by Trump Taj Mahal, Trump Plaza and Trump Marina. Our 2009 operating results continue to be affected by various factors including the effects of competition in adjoining states and a weakened economy. The following analyses of our results of operations should be read in conjunction with and give consideration to the following:

Gross Gaming Revenues. For the three months ended June 30, 2009, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 14.5% due to a 14.8% decrease in slot revenues and a 13.7% decrease in table game revenues compared to the three months ended June 30, 2008. For the three months ended June 30, 2009, we experienced a 15.5% decrease in overall gross gaming revenues comprised of a 14.0% decrease in slot revenues and a 18.8% decrease in table game revenues compared to the prior-year period.

For the six months ended June 30, 2009, gross gaming revenues in the Atlantic City market (as reported to the CCC) decreased 15.3% due to a 15.9% decrease in slot revenues and a 14.1% decrease in table game revenues compared to the six months ended June 30, 2008. For the six months ended June 30, 2009, we experienced a 14.0% decrease in overall gross gaming revenues comprised of a 14.9% decrease in slot revenues and a 12.2% decrease in table game revenues compared to the prior-year period.

Impairment Charges. We review our long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets might not be recoverable. During the three and six months ended June 30, 2009, based upon the results of our testing, we recorded impairment charges totaling $536.2 million related to Trump Plaza’s and Trump Marina’s long-lived assets.

We review our indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if events or circumstances indicate that the value of those intangible assets might be impaired. As a result of the negative effects of the aforementioned factors on our operating results, we recognized intangible asset impairment charges related to Trump Taj Mahal and Trump Plaza trademarks totaling $20.5 million during the three and six months ended June 30, 2009.

In connection with entering into the Marina Agreement, we recognized goodwill and other intangible asset impairment charges related to Trump Marina during the three and six months ended June 30, 2008. The intangible asset impairment charges related to Trump Marina trademarks totaling $18.6 million and goodwill totaling $2.3 million.

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the Chapter 11 Case, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to confirm the Plan under the Bankruptcy Code and obtain any debt and equity financing which may be required to emerge from bankruptcy protection; and (iv) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The following table includes selected data of our casino properties and should be read with the following discussion of our results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gaming revenues
Trump Taj Mahal	$102.5	$112.0	$219.8	$229.9
Trump Plaza	53.3	66.3	102.4	133.0
Trump Marina	40.6	53.8	81.9	107.3

Total	$196.4	$232.1	$404.1	$470.2

Net revenues
Trump Taj Mahal	$103.6	$113.0	$211.8	$227.0
Trump Plaza	52.1	64.9	98.7	128.2
Trump Marina	39.5	53.7	76.9	104.0

Total	$195.2	$231.6	$387.4	$459.2

Income (loss) from operations
Trump Taj Mahal	$(1.7)	$13.5	$0.1	$25.9
Trump Plaza	(349.5)	1.8	(358.3)	4.1
Trump Marina	(204.8)	(16.8)	(207.6)	(17.6)
Corporate and other	(10.1)	(13.8)	(27.2)	(20.2)

Total	$(566.1)	$(15.3)	$(593.0)	$(7.8)

Depreciation and amortization
Trump Taj Mahal	$10.2	$8.8	$20.6	$17.4
Trump Plaza	3.7	5.0	7.6	9.8
Trump Marina	0.2	2.9	0.4	6.4
Corporate and other	0.1	0.1	0.1	0.3

Total	$14.2	$16.8	$28.7	$33.9

Reorganization expense
Trump Taj Mahal	$—	$—	$4.6	$—
Trump Plaza	—	—	2.3	—
Corporate and other	4.8	—	16.7	—

Total	$4.8	$—	$23.6	$—

Comparison of Three-Month Periods Ended June 30, 2009 and 2008.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Net revenues decreased $9.4 million principally due to a decrease in gaming revenues. The decrease in gaming revenues was primarily due to a $4.9 million decrease in slot revenue and a $4.5 million decrease in table games revenue. The decrease in slot revenue resulted mainly from an 8.3% decrease in slot handle. Table games revenue decreased principally due to a significant decrease in table game hold percentage.

Income from operations, before a $3.7 million intangible asset impairment charge, decreased $11.5 million due to the decrease in net revenues and a $2.1 million increase in operating costs and expenses. Total operating costs and expenses increased principally due to: a $3.5 million increase in provisions for doubtful accounts; a $1.6 million increase in payroll and related costs; a $1.4 million increase in depreciation expense, principally due to depreciation expense associated with the Chairman Tower; and a $1.8 million increase in property taxes and insurance costs. These increases were partially offset by: a $1.8 million decrease in marketing and entertainment costs; a $1.7 million decrease in electricity and thermal energy costs; a $1.2 million decrease in gaming taxes and regulatory fees; and a $0.8 million reversal of provisions related to CRDA investments due to the receipt of proceeds which were funded from certain of our CRDA investments.

Trump Plaza – Net revenues decreased $12.8 million due to a $13.0 million decrease in gaming revenue and a $1.3 million decrease in cash rooms, food and beverage revenue partially offset by a $1.5 million decrease in gaming promotional offers. Gaming revenues decreased due to a $9.1 million decrease in slot revenue and a $3.9 million decrease in table game revenue. The decrease in slot revenue was principally due to a 21% decrease in slot handle. Table game revenue decreased principally due to an 18% decrease in table game play.

Income from operations before non-cash intangible and long-lived asset impairment charges decreased $3.5 million as the $12.8 million decrease in net revenues was partially offset by a $9.3 million decrease in operating expenses. The decline in operating expenses was primarily attributable to: a $1.6 million decrease in payroll and related costs; a $1.4 million decrease in gaming taxes, due to lower gaming revenues; a $1.4 million decrease in marketing and entertainment expenses; a $1.3 million decrease in depreciation and amortization expense; a $1.2 million decrease in utility costs; and a $0.9 million decrease in general and administrative expenses.

Trump Marina – Loss from operations before non-cash impairment charges during the three months ended June 30, 2009 includes (i) a $14.2 million decrease in net revenues, principally due to a $13.2 million decline in gaming revenues, (ii) $15.2 million of income recognized in connection with the termination of the amended Marina Agreement and (iii) a $12.8 million decrease in operating costs and expenses primarily due to: a $2.7 million decrease in depreciation expense; a $2.5 million decrease in promotional expenses; a $2.3 million decrease in payroll and related costs; a $1.3 million decrease in gaming taxes; a $1.2 million decrease in utility costs; and a $1.0 million decrease in marketing and entertainment costs.

Corporate and Other – Corporate and other expenses excluding reorganization expenses in 2009 and transaction costs and intangible asset impairment charges associated with the Marina Agreement in 2008, decreased $1.0 million principally due to decreases in legal fees and stock-based compensation expense.

Our other overall costs were as follows:

Interest Income – Interest income was $0.4 million during the three months ended June 30, 2009 compared to $1.0 million during the three months ended June 30, 2008 due to lower average invested cash and cash equivalents and interest rates.

Interest Expense – Interest expense increased $7.2 million to $38.9 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Interest expense increased due to (i) higher average borrowings outstanding under the 2007 Credit Facility, (ii) a $3.3 million decrease in capitalized interest as a result of the completion of the Chairman Tower and (iii) the accrual of default interest related to the past due December 1 ,2008 and June 1, 2009 interest payments on the Senior Notes.

Provision for Income Taxes – We recorded an $8.3 million income tax benefit during the three months ended June 30, 2009 reflecting the impact of a reduction in our net deferred tax liabilities as a result of the intangible asset impairment charges and the portion of the long-lived asset impairment charges relating to land. We recorded a $6.2 million income tax benefit during the three months ended June 30, 2008 reflecting the impact of a reduction in our net deferred tax liabilities as a result of the intangible asset impairment charges.

Comparison of Six-Month Periods Ended June 30, 2009 and 2008.

Each of our properties’ operating results were as follows:

Trump Taj Mahal – Net revenues decreased $15.2 million principally due to a $10.1 million decrease in gaming revenues and a $5.4 million increase in gaming promotional offers partially offset by a $0.3 million increase in cash rooms, food and beverage and entertainment revenue. The decrease in gaming revenues was due to a $10.9 million decrease in slot revenue partially offset by a $0.8 million increase in table games and other gaming revenue. The decrease in slot revenue resulted from a 9% decrease in slot handle. Table games revenue increased principally due to a 5.5% increase in table game play.

Before consideration of $4.6 million of non-cash reorganization expense and a $3.7 million intangible asset impairment charge, income from operations decreased $17.5 million due to the decrease in net revenues and a $2.3 million increase in operating costs and expenses. Total operating costs and expenses increased principally due to: a $4.4 million increase in provisions for doubtful accounts; a $3.3 million increase in depreciation expense, principally due to depreciation expense associated with the Chairman Tower; a $3.0 million increase in property taxes and insurance costs; and a $1.2 million increase in payroll and related costs. These increases were partially offset by: a $2.9 million decrease in marketing and entertainment costs; a $2.4 million decrease in electricity and thermal energy costs; a $1.6 million decrease in provisions related to our CRDA investments, principally due to the previously mentioned $0.8 million reversal of CRDA investment provisions; a $0.9 million decrease in gaming taxes and regulatory fees; and a $1.0 million decrease in advertising costs.

Trump Plaza – Net revenues decreased $29.5 million principally due to a $30.6 million decrease in gaming revenues and a $2.2 million decrease in cash rooms, food and beverage revenue partially offset by a $3.6 million decrease in gaming promotional offers. The decrease in gaming revenues was due to a $19.5 million decrease in slot revenue and an $11.1 million decrease in table game revenue. The decrease in slot revenue was principally due to a 23% decrease in slot handle. Table game revenue decreased due to a 16% decrease in table game play and a significant decrease in hold percentage.

Before consideration of impairment charges and $2.3 million of non-cash reorganization expense, income from operations decreased $12.3 million as the $29.5 million decrease in net revenues was partially offset by a $17.2 million decrease in operating expenses. The decline in operating expenses was primarily attributable to: a $3.9 million decrease in payroll and related costs; a $2.6 million decrease in gaming taxes and regulatory fees, principally due to lower gaming revenues; a $2.5 million decrease in marketing and entertainment expenses; a $2.2 million decrease in depreciation expense; a $1.8 million decrease in utility costs; a $1.2 million decrease in property tax and insurance costs; and a $3.0 million net decrease in other costs and expenses, principally general and administrative expenses and the cost of food and beverage sales.

Trump Marina – Loss from operations before a long-lived asset impairment charge during the six months ended June 30, 2009 includes (i) a $27.1 million decrease in net revenues, principally due to a $25.4 million decline in gaming revenues, (ii) $15.2 million of income recognized in connection with the termination of the amended Marina Agreement and (iii) a $23.8 million decrease in operating costs and expenses principally due to: a $6.0 million decrease in depreciation expense; a $4.3 million decrease in payroll and related costs; a $4.3 million decrease in promotional expenses; a $2.2 million decrease in gaming taxes; a $1.8 million decrease in cost of goods sold; a $1.7 million decrease in marketing and entertainment costs; and a $1.7 million decrease in utility costs.

Corporate and Other – Corporate and other expenses excluding reorganization expenses in 2009 and transaction costs and intangible asset impairment charges associated with the Marina Agreement in 2008, decreased $2.3 million principally due to decreases in legal fees and stock-based compensation expense.

Our other overall costs were as follows:

Interest Income – Interest income was $0.9 million during the six months ended June 30, 2009 compared to $3.0 million during the six months ended June 30, 2008 due to lower average invested cash and cash equivalents and interest rates.

Interest Expense – Interest expense increased $12.6 million to $78.1 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Interest expense increased due to (i) higher average borrowings outstanding under the 2007 Credit Facility, (ii) a $5.7 million decrease in capitalized interest as a result of the completion of the Chairman Tower and (iii) the accrual of default interest related to the past due interest payment on the Senior Notes.

Provision for Income Taxes – We recorded an $8.3 million income tax benefit during the six months ended June 30, 2009 reflecting the impact of a reduction in our net deferred tax liabilities as a result of the intangible asset impairment charges and the portion of the long-lived asset impairment charges relating to land. We recorded a $6.2 million income tax benefit during the six months ended June 30, 2008 reflecting the impact of a reduction in our net deferred tax liabilities as a result of the intangible asset impairment charges.

Critical Accounting Estimates

General – Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Intangible Assets – We had approximately $35.6 million of intangible assets recorded on our balance sheet at June 30, 2009. We regularly evaluate our businesses for potential impairment indicators. Additionally, we perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, pending sales of assets, the regulatory and competitive status, operational performance of each of our businesses, and financial market valuations of conditions surrounding our business entities and the gaming industry. Future events, such as the failure to meet or exceed our operating plans, increased competition, the enactment of increased gaming or tax rates, or changes in market valuations could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment – Our operations are capital intensive and we make capital investments at each of our properties in the form of maintenance capital and, from time to time, expansion and product enhancement capital. At June 30, 2009, we had approximately $1,150.3 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimates of the useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges for these assets.

TrumpONE Liability – Our unified player’s program, TrumpONE, allows customers to accumulate certain point-based rewards based on the volume of their gaming activity. TrumpONE customers may earn comp dollars redeemable for complimentary food, beverage and retail items and “cash-back points” which are redeemable in cash. Comp dollars and cash-back points accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Comp dollars and cash-back points are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate comp dollars and cash-back points, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At June 30, 2009, $2.6 million was accrued related to comp dollars and $1.6 million was accrued related to cash-back points earned under this program. Our accruals could be significantly affected if estimated forfeitures vary from historical levels or changes occur in the cost of providing complimentary food, beverage and retail items under the TrumpONE program. Management reviews our accruals for adequacy at the end of each reporting period.

Insurance Accruals – Our insurance policies for employee health, workers’ compensation and general patron liabilities have significant deductible levels on an individual claim basis. We accrue a liability for known workers’ compensation and general patron liabilities based upon a review of individual claims. Additionally, we accrue an amount for incurred but not reported claims based on our historical experience and other factors. Our employee health insurance benefit accrual is based on our historical claims experience rate including an estimated lag factor. These accruals involve complex estimates and could be significantly affected should current claims vary from historical levels. Management reviews our insurance accruals for adequacy at the end of each reporting period.

Income Taxes – We are subject to income taxes in the United States and in several states. We account for income taxes, including our current, deferred and non-cash charge in lieu of tax provisions in accordance with SFAS Statement 109, “Accounting for Income Taxes” and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The calculation of our income tax provision is complex and requires the use of estimates. Management reviews our provision for income taxes at the end of each reporting period. Additionally, our income tax returns are subject to examination by various taxing authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters. When actual results of tax examinations differ from our estimates, we adjust the income tax provision in the period in which the examination issues are settled.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to manage our interest rate risk by managing the mix of our long-term fixed rate and variable rate borrowings.

The following table provides information about our debt obligations that are sensitive to changes in interest rates. The following table also presents principal cash flows and related weighted average interest rates by expected maturity date of our debt obligations, except capitalized lease obligations.

(Dollars in millions)	Remainder of 2009	2010	2011	2012	2013	Thereafter	Total
Fixed rate debt maturities	$1,249.0	$—	$—	$—	$—	$—	$1,249.0
Average interest rate	8.5%
Variable rate debt maturities	$486.3	$—	$—	$—	$—	$—	$486.3
Average interest rate	8.2%

As previously discussed, on February 17, 2009, the Company and certain of its subsidiaries filed the Chapter 11 Case. The filing of the Chapter 11 Case constituted an event of default and therefore triggered repayment obligations under the Senior Notes and 2007 Credit Facility. As a result, all indebtedness outstanding under the Senior Notes and the 2007 Credit Facility (which has a cross-default provision with the Senior Notes) became automatically due and payable. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Consequently, the Company has classified the indebtedness under the Senior Notes and the 2007 Credit Facility within current liabilities in its Consolidated Balance Sheets.

In addition, until such time as no event of default exists, (i) the interest rate on the Senior Notes increases by an additional 1% per annum in excess of the 8.5% interest rate on any overdue principal or interest relating to the Senior Notes (as of June 30, 2009, we are past due on our December 1, 2008 and June 1, 2009 interest payments) and (ii) the interest rate under the 2007 Credit Facility increases by an additional 2% in excess of the otherwise applicable interest rate on amounts outstanding under the 2007 Credit Facility.

We currently have no outstanding interest rate swaps. From time to time, we enter into interest rate swap agreements to change the proportion of fixed to variable rate debt within parameters established by management. In accordance with these parameters, the agreements are used to manage interest rate risks and cost inherent in our debt portfolio.

ITEM 4 and 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A reference is made to the information contained in Note 10 of our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2008 (the “2008 Annual Report”). The risks described in our 2008 Annual Report, as updated by our quarterly reports on Form 10–Q, are not the only risks we face.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ENTERTAINMENT RESORTS, INC. (Registrant)

Date: August 10, 2009	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts, Inc.

TRUMP ENTERTAINMENT RESORTS HOLDINGS, L.P. (Registrant)

	By:	TRUMP ENTERTAINMENT RESORTS, INC., its general partner

Date: August 10, 2009	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Holdings, L.P.

TRUMP ENTERTAINMENT RESORTS FUNDING, INC. (Registrant)

Date: August 10, 2009	By:	/s/ JOHN P. BURKE
John P. Burke Executive Vice President, Chief Financial Officer and Corporate Treasurer of Trump Entertainment Resorts Funding, Inc.

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification by the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification by the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.5	Certification by the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.6	Certification by the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Trump Entertainment Resorts, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Trump Entertainment Resorts Holdings, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	Certification of the Chief Executive Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification of the Chief Financial Officer of Trump Entertainment Resorts Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002